Form 10-Q
period 1995-04-01
FOR BETTER LIVING INC
filed 1995-05-16
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 1, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                          Commission file number 0-6633

                             FOR BETTER LIVING, INC.
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                             95-2598411
           (State or other jurisdiction of               (I.R.S. employer
             incorporation or organization)             identification no.)

               13620 LINCOLN WAY, #380                      95603-3236
                  AUBURN, CALIFORNIA                       (Zip code)
       (Address of principal executive offices)


                                 (916) 823-9600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 15, 1995:

                 Common Stock, $.05 par value - 877,816 shares.






                                     1 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

                                      INDEX





PART I.  FINANCIAL INFORMATION                                          PAGE NO.

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets, April 1, 1995, and       3
           and December 31, 1994

           Condensed Consolidated Statements of Income for the Three
           Months Ended April 1, 1995 and March 26, 1994                   4


           Condensed Consolidated Statements of Cash Flows for the         5
           Three Months Ended April 1, 1995 and March 26, 1994

           Notes to Condensed Consolidated Financial Statements            6

  Item 2.  Management's Discussion and Analysis of Financial Condition     7
           and Results of Operations


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                9






                                     2 of 10

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        April 1,    December 31,
                                                          1995          1994
                                                      -----------    -----------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................  $ 1,790,000    $ 1,828,000
  Available-for-sale securities ....................      139,000      1,559,000
  Accounts receivable (less allowance for doubtful
          accounts of $862,000 and $841,000 at
          April 1, 1995 and December 31, 1994,
          respectively) ............................    9,823,000      9,350,000
  Inventories ......................................    8,848,000      8,406,000
  Deferred income taxes ............................    2,133,000      1,705,000
  Other ............................................    3,395,000      3,488,000
                                                      -----------    -----------
    Total current assets ...........................   26,128,000     26,336,000
                                                      -----------    -----------
PROPERTY
 Property - at cost ................................   38,134,000     37,960,000
 Less accumulated depreciation, depletion
          and amortization .........................   27,454,000     27,126,000
                                                      -----------    -----------
    Property - net .................................   10,680,000     10,834,000
                                                      -----------    -----------
AVAILABLE-FOR-SALE SECURITIES ......................    1,516,000      1,605,000
                                                      -----------    -----------
OTHER ASSETS .......................................      733,000        729,000
                                                      -----------    -----------
         TOTAL .....................................  $39,057,000    $39,504,000
                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings ............................  $ 2,850,000    $ 1,225,000
  Current portion of long-term debt and capital
      lease obligations ............................    1,599,000      1,633,000
  Accounts payable .................................    4,355,000      5,029,000
  Accrued salaries and wages .......................    1,094,000      1,614,000
  Deferred income ..................................    1,670,000      1,591,000
  Other ............................................    4,310,000      4,298,000
                                                      -----------    -----------
    Total current liabilities ......................   15,878,000     15,390,000
                                                      -----------    -----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .......    5,432,000      5,790,000
                                                      -----------    -----------
OTHER LIABILITIES (primarily deferred compensation)     1,276,000      1,356,000
                                                      -----------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $1.00 per share
     (authorized, 150,000 shares; outstanding,
     none)
  Common stock - par value $.05 per
     share (authorized, 2,500,000 shares;
     outstanding, 877,816 shares) ..................       44,000         44,000
  Additional paid-in capital .......................    1,083,000      1,083,000
  Net unrealized gains and losses on
     available-for-sale securities, net of taxes ...      127,000        767,000
  Retained earnings ................................   15,217,000     15,074,000
                                                      -----------    -----------
      Total stockholders' equity ...................   16,471,000     16,968,000
                                                      -----------    -----------
         TOTAL .....................................  $39,057,000    $39,504,000
                                                      ===========    ===========


   See the accompanying notes to condensed consolidated financial statements.

                                    3 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                         Three Months Ended
                                                    ---------------------------
                                                      April 1,       March 26,
                                                        1995           1994
                                                    ------------   ------------

NET REVENUES ....................................   $ 17,716,000   $ 15,214,000
                                                    ------------   ------------
COST AND EXPENSES:
  Cost of sales .................................     10,749,000      9,730,000
  Selling, general and administrative expenses ..      6,489,000      6,179,000
  Interest expense ..............................        239,000        206,000
                                                    ------------   ------------

Total cost and expenses .........................     17,477,000     16,115,000
                                                    ------------   ------------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR TAXES ...........................        239,000       (901,000)

PROVISION (BENEFIT) FOR TAXES ...................         96,000       (306,000)
                                                    ------------   ------------

NET INCOME (LOSS) ...............................   $    143,000   $   (595,000)
                                                    ============   ============

NET INCOME (LOSS) PER COMMON SHARE: .............   $       0.16   $      (0.68)
                                                    ============   ============


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ......................        877,816        877,816
                                                    ============   ============

CASH DIVIDENDS PER COMMON SHARE .................   $       0.00   $       0.00
                                                    ============   ============








   See the accompanying notes to condensed consolidated financial statements.

                                    4 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Three Months Ended
                                                     --------------------------
                                                       April 1,       March 26,
                                                         1995           1994
                                                     -----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...............................  $   143,000     $ (595,000)
  Depreciation, depletion and amortization ........      503,000        542,000
  Other ...........................................   (3,277,000)    (1,049,000)
                                                     -----------     ----------

NET CASH USED IN OPERATING ACTIVITIES .............   (2,631,000)    (1,102,000)
                                                     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property ...........................     (346,000)      (366,000)
  Purchases of available-for-sale securities ......         --         (377,000)
  Proceeds from the sale of property and
     available-for-sale securities ................    1,718,000          --
                                                     -----------     ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    1,372,000       (743,000)
                                                     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings .............    1,625,000           --
  Proceeds from long-term borrowings ..............         --        7,000,000
  Payment of long-term debt and capital lease
     obligations ..................................     (404,000)    (5,922,000)
                                                     -----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........    1,221,000      1,078,000
                                                     -----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........      (38,000)      (767,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..    1,828,000      4,209,000
                                                     -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........   $1,790,000     $3,442,000
                                                     ===========     ==========
CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
  Interest ........................................   $  168,000     $  320,000
                                                     ===========     ==========
  Income taxes paid (refunded) ....................   $  (36,000)    $  357,000
                                                     ===========     ==========




   See the accompanying notes to condensed consolidated financial statements.

                                    5 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and in the opinion of the Company include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows of the company as of the dates and for the periods indicated. All significant intercompany transactions have been eliminated. Certain amounts as previously reported have been reclassified to conform to the current period presentation.


2. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.       Inventories consist of the following:

                                                      April 1,     December 31,
                                                        1995           1994
                                                     ----------     ----------
         Finished products                           $5,637,000     $5,404,000
         Work-in-process                                 93,000        100,000
         Raw materials and supplies                   3,118,000      2,902,000
                                                     ----------     ----------
         Total inventories                           $8,848,000     $8,406,000
                                                     ==========     ==========





4. As described in the Company's Form 10-K for the fiscal year ended December 31,1994 (see Note 6. of the Notes to Consolidated Financial Statements), the Company was in violation of several financial covenants at December 31, 1994 under both its Term Loan and Credit Agreement, primarily as a result of the net loss it incurred in 1994. The Company received written waivers in regard to these violations from both lenders during the first quarter of 1995. In addition, the lender under the Term
      Loan has agreed to reduce the requirements associated with certain financial covenants for the first three quarters of 1995. In exchange for its waiver, this lender has required that the company 1) pay an interest premium of 1% from April 1, 1995 through the first quarter after the Company has complied for two consecutive quarters with the original financial covenants in the loan agreement and 2) be in compliance with the original financial covenants at the end of fiscal year 1995.

         In granting a waiver under the Credit Agreement, the lender under this agreement has 1) raised its interest rate to the bank's reference rate plus .5% effective March 22, 1995, 2) accelerated the expiration date of the agreement to June 1, 1995, 3) required that the Company maintain certain minimum amounts of cash and marketable securities, and 4) charged the Company a $10,000 waiver fee.

         The Company is currently in negotiations with an affiliate of the lender under its Term Loan for a new working capital line of credit which would replace the Credit Agreement. This new credit facility, if consummated, would provide the Company $10 million of available funds on a revolving basis and at an interest rate of prime plus 1.25%. The facility would provide for a two-year commitment and would require that amounts borrowed be collateralized by the Company's accounts




                                     6 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
     receivable, inventories and other assets. The Company's management believes that it is likely that it will receive a firm commitment for this facility from the lender and that the loan transaction can be completed by the end of the second quarter of 1995. The lender under the Credit Agreement has agreed to extend the expiration date of its commitment to coincide with the closing of the new loan transaction.
         Amounts outstanding under the Credit Agreement are reported as short-term borrowings on the balance sheet.

5. The Company received, in prior periods, notices of proposed assessments from the California Franchise Tax Board ("CFTB") relating to its 1978-1981 tax years. The principal issue raised in these notices was whether the Company's oil and gas operations were part of a unitary business with the other operations of the Company. The CFTB has taken the position that the oil and gas operations were not unitary with these other operations and, therefore, has disallowed for California income tax purposes losses arising from oil and gas operations. The Company paid the assessed taxes of $379,000 and associated interest of $946,000 in 1992. It filed suit in 1994 and received a favorable decision and judgment in April 1995 for recovery of these amounts, plus interest. The timing of the refund of these amounts is presently indeterminate since the CFTB has through June 5, 1995 to commence an appeal of the decision and judgment with the California Court of Appeal. At this time, it is not known whether such an appeal will be made. If the CFTB does appeal, the Company intends to continue to vigorously pursue a refund.

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $406,000 through the first quarter of 1995. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL REQUIREMENTS

         For the three months ended April 1, 1995, cash and cash equivalents decreased $38,000. The primary sources of cash during the period were $1,718,000 from the sale of property and available-for-sale securities and $1,625,000 from short-term borrowings. Significant uses of cash were $2,631,000 for operating activities, $404,000 for debt and capital lease obligation repayments and $346,000 for purchases of property primarily for The Quikset Organization.

         For the three months ended March 26, 1994, cash and cash equivalents decreased $767,000. The primary source of cash during the period was $7,000,000 from long-term borrowings. Significant uses of cash during this fiscal period included $5,922,000 for debt and capital lease obligation repayments, $1,102,000 for operating activities, $377,000 for purchases of available-for-sale securities and $366,000 for purchases of property primarily for The Quikset Organization.


                                     7 of 10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         (CONTINUED)


         As described in Note 5 of the Notes to Condensed Consolidated Financial Statements, the Company is currently in negotiations with a financial institution for a new working capital line of credit. The Company's management believes that it is likely that this new credit agreement will be consummated by the end of the second quarter of 1995.

         The Company's management believes that its liquidity position at April 1, 1995, together with funds anticipated to be generated from its operations and available under its Credit Agreement will provide sufficient cash resources to finance its operating activities.


RESULTS OF OPERATIONS

         During the three months ended April 1, 1995, net revenues increased $2,502,000 from the comparable period of the prior year. This primarily resulted from an increase in other revenues of $1,165,000, increases in revenues of $687,000 at The Quikset Organization and increases in revenues of $650,000 at the Communications Group. The increase in other revenues resulted primarily from the sale of available-for-sale securities which had been reported at market value on the consolidated balance sheet as of December 31, 1994 in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Most of these gains were previously reported on the balance sheet in a separate component of stockholders' equity, net of deferred income taxes. The increase at The Quikset Organization was primarily due to an increase in revenues from its plastics operation and Georgia concrete operation. The increase at the Communications Group resulted primarily from increases in advertising and newsstand revenue from its new Bike magazine as well as from several of its other magazines.

         During the three months ended April 1, 1995, the Company recognized income before taxes of $239,000, or an increase in pre-tax income of $1,140,000 from the comparable period of the prior year. This increase in pre-tax income resulted primarily from an increase in other operating profit of $1,155,000 and an increase in operating profit of $121,000 at the Communications Group, partially offset by an increase in operating losses of $159,000 at The Quikset Organization. The increase in other operating profit resulted primarily from an increase in gains from dispositions of securities as described above. The increase in operating profit at the Communications Group was primarily a result of the increase in revenues from its various magazines. The increase in operating losses at The Quikset Organization was primarily due to a decline in gross margins and certain increases in selling, general and administrative expenses.

     Net gains recognized on the disposition of available-for-sale securities for the three months ended April 1, 1995 and March 26, 1994 were $1,203,000 and $0, respectively.






                                     8 of 10

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         27 - Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the three months ended April 1, 1995.






                                     9 of 10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    FOR BETTER LIVING, INC.



DATE:    May 15, 1995                 BY:  Brian B. Ruttencutter
     -------------------                 ---------------------------------------
                                           Brian B. Ruttencutter
                                           Secretary and Chief Financial Officer











                                    10 of 10