Form 10-Q
period 1995-07-01
FOR BETTER LIVING INC
filed 1995-08-15
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the Quarterly Period Ended July 1, 1995

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 15, 1995:

                 Common Stock, $.05 par value - 877,816 shares.


                                     1 of 11

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

  Item 1.  Financial Statements

           Condensed  Consolidated Balance Sheets, July 1, 1995, and
           December 31, 1994                                                   3

           Condensed  Consolidated  Statements of Income for the Three
           Months  Ended July 1, 1995 and June 25,  1994 and the Six
           Months Ended July 1, 1995 and June 25, 1994                         4

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended July 1, 1995 and June 25, 1994                         5

           Notes to Condensed Consolidated Financial Statements                6


  Item 2.  Management's  Discussion and Analysis of Financial Condition
           and Results of Operations                                           7


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                   10





                                     2 of 11

                     PART 1. FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS

               FOR BETTER LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                 July 1,        December 31,
                                                                  1995              1994
                                                               -----------      ------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                   $ 1,614,000       $ 1,828,000
   Available-for-sale securities                                        --         1,559,000
   Accounts receivable (less allowance for doubtful
       receivables: 1995, $591,000: 1994, $785,000)             10,873,000         9,350,000
   Inventories                                                   8,584,000         8,406,000
   Deferred income taxes                                         2,125,000         1,705,000
   Other                                                         3,665,000         3,488,000
                                                               -----------       -----------
     Total current assets                                       26,861,000        26,336,000
                                                               -----------       -----------
 PROPERTY
   Property - at cost                                           38,790,000        37,960,000
   Less accumulated depreciation, depletion and amortization    27,895,000        27,126,000
                                                               -----------       -----------
     Property - net                                             10,895,000        10,834,000
                                                               -----------       -----------
 AVAILABLE-FOR-SALE SECURITIES                                   1,575,000         1,605,000
 OTHER ASSETS                                                      786,000           729,000
                                                               -----------       -----------
        TOTAL                                                  $40,117,000       $39,504,000
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Short-term borrowings                                       $        --       $ 1,225,000
   Current portion of long-term debt and capital
     lease obligations                                           1,482,000         1,633,000
   Accounts payable                                              4,608,000         5,029,000
   Accrued salaries and wages                                    1,137,000         1,614,000
   Deferred income                                               1,788,000         1,591,000
   Other                                                         4,038,000         4,298,000
                                                               -----------       -----------
     Total current liabilities                                  13,053,000        15,390,000
                                                               -----------       -----------
 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                    9,331,000         5,790,000
                                                               -----------       -----------
 OTHER LIABILITIES (primarily deferred compensation)             1,140,000         1,356,000
                                                               -----------       -----------
 STOCKHOLDERS' EQUITY:
   Preferred stock - par value $1.00 per share
     (authorized, 150,000 shares; outstanding, none)
   Common stock - par value $.05 per share
     (authorized, 2,500,000 shares;
     outstanding, 877,816 shares)                                   44,000            44,000
   Additional paid-in capital                                    1,083,000         1,083,000
   Net unrealized gains and losses on available-for-sale
     securities, net of taxes                                      139,000           767,000
   Retained earnings                                            15,327,000        15,074,000
                                                               -----------       -----------
     Total stockholders' equity                                 16,593,000        16,968,000
                                                               -----------       -----------
        TOTAL                                                  $40,117,000       $39,504,000
                                                               ===========       ===========


 See the accompanying notes to condensed consolidated financial statements.

                               3 of 11

               FOR BETTER LIVING, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            Three Months Ended             Six Months Ended
                                        --------------------------    --------------------------
                                          July 1,        June 25,        July 1,       June 25,
                                           1995            1994           1995           1994
                                          -------        --------       -------        --------
NET REVENUES                            $19,503,000    $18,554,000    $37,219,000    $33,768,000
                                        -----------    -----------    -----------    -----------
COST AND EXPENSES:
  Cost of sales                          12,223,000     11,741,000     22,972,000     21,471,000
  Selling, general and administrative     6,590,000      6,352,000     13,079,000     12,531,000
  Interest expense                          309,000        216,000        548,000        422,000
                                        -----------    -----------    -----------    -----------
Total cost and expenses                  19,122,000     18,309,000     36,599,000     34,424,000
                                        -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR TAXES                       381,000        245,000        620,000       (656,000)

PROVISION (BENEFIT) FOR TAXES               183,000         83,000        279,000       (223,000)
                                        -----------    -----------    -----------    -----------
NET INCOME (LOSS)                       $   198,000    $   162,000    $   341,000    $  (433,000)
                                        ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE:           $0.23          $0.18          $0.39         $(0.49)
                                              =====          =====          =====         ======

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  877,816        877,816        877,816        877,816
                                            =======        =======        =======        =======

CASH DIVIDENDS PER COMMON SHARE               $0.10          $0.10          $0.10          $0.10
                                              =====          =====          =====         ======


 See the accompanying notes to condensed consolidated financial statements.

                               4 of 11

               FOR BETTER LIVING, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                     ---------------------------
                                                        July 1,       June 25,
                                                         1995           1994
                                                     ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                 $   341,000    $  (433,000)
   Depreciation, depletion and amortization            1,004,000      1,042,000
   Other                                              (4,463,000)    (3,116,000)
                                                     -----------    -----------

 NET CASH USED IN OPERATING ACTIVITIES                (3,118,000)    (2,507,000)
                                                     -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                              (1,023,000)      (847,000)
   Purchases of available-for-sale securities                 --       (627,000)
   Proceeds from the sale of property and
     available-for-sale securities                     1,872,000             --
                                                     -----------    -----------

 NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES     849,000     (1,474,000)
                                                     -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of short-term debt                         (1,225,000)            --
   Proceeds from long-term borrowings                  4,657,000      7,450,000
   Payment of long-term debt and capital
     lease obligations                                (1,289,000)    (6,350,000)
   Dividends paid                                        (88,000)       (88,000)
                                                     -----------    -----------

 NET CASH PROVIDED BY FINANCING ACTIVITIES             2,055,000       1,012,000
                                                     -----------    -----------

 NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                   (214,000)    (2,969,000)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,828,000      4,209,000
                                                     -----------    -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,614,000    $ 1,240,000
                                                     ===========    ===========

 CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
   Interest                                             $506,000       $458,000
                                                        ========       ========
   Income taxes paid (refunded)                         $(34,000)      $357,000
                                                        ========       ========


 See the accompanying notes to condensed consolidated financial statements.


                               5 of 11

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of the Company, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and changes in cash flows of the Company as of the dates and for the periods indicated. All significant intercompany transactions have been eliminated. Certain amounts as previously reported have been reclassified to conform to the current period presentation.

2. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.       Inventories consist of the following:

                                                     July 1,        December 31,
                                                      1995              1994
                                                    ----------      ------------
         Finished products                          $5,572,000       $5,404,000
         Work-in-process                               104,000          100,000
         Raw materials and supplies                  2,908,000        2,902,000
                                                    ----------       ----------
         Total inventories                          $8,584,000       $8,406,000
                                                    ==========       ==========

4. As described in the Company's Form 10-K for the fiscal year ended December 31, 1994 (see Note 6. of the Notes to Consolidated Financial Statements), the Company was in violation of several financial covenants at December 31, 1994 under both its Term Loan and Credit Agreement, primarily as a result of the net loss it incurred in 1994. The Company received written waivers in regard to these violations from both lenders during the first quarter of 1995. In addition, the lender under the Term Loan has agreed to reduce the requirements associated with certain financial covenants for the first three quarters of 1995. In exchange for its waiver, this lender has required that the company 1) pay an interest premium of 1% from April 1, 1995 through the first quarter after the Company has complied for two consecutive quarters with the original financial covenants in the loan agreement and 2) be in compliance with the original financial covenants at the end of fiscal year 1995.

         In granting a waiver under the Credit Agreement, the lender under this agreement 1) raised its interest rate to the bank's reference rate plus .5% effective March 22, 1995, 2) accelerated the expiration date of the agreement to June 1, 1995, 3) required that the Company maintain certain minimum amounts of cash and marketable securities, and 4) charged the Company a $10,000 waiver fee.

         In the quarter ended July 1, 1995, the Company entered into a new revolving line of credit agreement ("Revolver") with an affiliate of the lender under its Term Loan. This new facility replaced the Credit Agreement which was paid in full in June 1995. The Revolver provides the Company up to $10 million of available funds on a revolving basis (based on a borrowing base formula, as defined) at an interest rate of prime plus 1.25%. The applicable prime rate as of July 1, 1995 was 9.00%. The Revolver is collateralized by essentially all of the Company's accounts receivable, inventories, property, plant and equipment (excluding land and buildings) and certain intangible assets. The commitment under the Revolver may be used to support letters of credit issued for the Company, the


                                     6 of 11

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     face amounts of which are applied toward the total commitment. The Revolver requires the Company to meet certain covenants including, among other things, minimum tangible net worth (as defined). The initial term of the Revolver expires June 27, 1997, but may be renewed for successive two-year periods.

         Amounts   outstanding  under  the  Credit  Agreement  are  reported  as short-term borrowings on the balance sheet.

5. The Company received, in prior periods, notices of proposed assessments from the California Franchise Tax Board ("CFTB") relating to its 1978-1981 tax years. The principal issue raised in these notices was whether the Company's oil and gas operations were part of a unitary business with the other operations of the Company. The CFTB has taken the position that the oil and gas operations were not unitary with these other operations and, therefore, has disallowed for California income tax purposes losses arising from oil and gas operations. The Company paid the assessed taxes of $379,000 and associated interest of $946,000 in 1992. It filed suit in 1994 and received a favorable decision and judgment in April 1995 for recovery of these amounts, plus interest. The timing of the refund of these amounts is presently indeterminate since the CFTB has filed an appeal of the decision and judgment with the California Court of Appeal. The Company intends to continue to vigorously pursue a refund.

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $421,000 through the second quarter of 1995. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL REQUIREMENTS

         For the six  months  ended  July 1,  1995,  cash and  cash  equivalents decreased $214,000. The primary sources of cash during the period were $4,657,000 from long-term borrowings and $1,872,000 from the sale of property and available-for-sale securities. Significant uses of cash were $3,118,000 for operating activities, $1,289,000 for debt and capital lease obligations repayments, $1,225,000 for short-term debt payments and $1,023,000 for purchases of property primarily for The Quikset Organization.

         For the six months ended June 24, 1994, cash and cash equivalents decreased $2,969,000. The primary source of cash during the period was $7,450,000 from long-term borrowings. Significant uses of cash during this fiscal period included $6,350,000 for debt and capital lease obligations repayments, $2,507,000 for operating activities, $847,000 for purchases of property primarily for The Quikset Organization and $627,000 for purchases of available-for-sale securities.

         As  described  in  Note  5  of  the  Notes  to  Condensed  Consolidated
Financial  Statements,  during  the  quarter  ended  July  1,  1995  the Company obtained a new revolving credit facility and repaid in full amounts due under its Credit Agreement. The Company's management believes that its liquidity position at July 1, 1995, together with funds anticipated
to   be  generated  from  its  operations  and   available  under  its  Revolver


                                     7 of 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


will provide sufficient cash resources to finance its operating activities.

RESULTS OF OPERATIONS

         During the three months ended July 1, 1995, net revenues increased $949,000 from the comparable period of the prior year. This primarily resulted from an increase in revenues of $1,179,000 at the Communications Group partially offset by a decrease in revenues at The Quikset Organization of $343,000. The increase at the Communications Group resulted primarily from increases in advertising and newsstand revenues from its new Bike magazine as well as from several of its other magazines. The decrease at The Quikset Organization was primarily due to a decrease in revenues from its Georgia concrete operation.

         During the three months ended July 1, 1995, the Company recognized income before taxes of $381,000, or an increase in pre-tax income of $136,000 from the comparable period of the prior year. This increase in pre-tax income resulted primarily from an increase in operating profit of $512,000 at the Communications Group and an increase in other operating profit of $175,000, partially offset by a decrease in operating profit of $494,000 at The Quikset Organization. The increase in operating profit at the Communications Group was primarily a result of the increase in revenues from its various magazines. The increase in other operating profit resulted primarily from an increase in gains from dispositions of securities. The decrease in operating profit at The Quikset Organization was primarily due to the decrease in revenues described above, a decline in gross margins and increases in selling expenses.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
securities for the three months ended July 1, 1995 and June 25, 1994 were $52,000 and $0, respectively.

         During the six months ended July 1, 1995, net revenues increased $3,451,000 from the comparable period of the prior year. This primarily resulted from an increase in revenues of $1,829,000 at the Communications Group, an increase in other revenues of $1,278,000, and an increase in revenues of $344,000 at The Quikset Organization. The increase at the Communications Group resulted primarily from increases in advertising and newsstand revenues associated with its new Bike magazine as well as from several of its other magazines. The increase in other revenues resulted primarily from the sale of available-for-sale securities which had been reported at market value on the consolidated balance sheet as of December 31, 1994 in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Most of these gains were previously reported on the balance sheet in a separate component of stockholders' equity, net of deferred income taxes. The increase at The Quikset Organization was primarily due to an increase in revenues from its plastics operation and Texas concrete operation.

         During the six months ended July 1, 1995, the Company recognized income before taxes of $620,000, or an increase in pre-tax income of $1,276,000 from the comparable period of the prior year. This increase in pre-tax income resulted primarily from an increase in other operating profit of $1,330,000 and an increase in operating profit of $633,000 at the Communications Group, partially offset by a decrease in operating profit of $653,000 at The Quikset Organization. The increase in other operating profit resulted primarily from an increase in gains from dispositions of securities as described above. The increase in operating profit at the Communications Group was primarily a result of the increase in revenues from its various magazines. The increase in operating losses at The Quikset Organization was primarily due to a decline in gross margins and increases in selling expenses.


                                     8 of 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The increase in interest expense in 1995 was primarily due to an increase in the interest rates associated with its Term Loan and Credit Agreement and an increase in borrowings under its Credit Agreement during the current period.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
investments for the six months ended July 1, 1995 and June 25, 1994 were $1,255,000 and $0, respectively.





                                     9 of 11

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         27 - Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the three months ended July 1, 1995.



                                    10 of 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FOR BETTER LIVING, INC.



DATE:   August 15, 1995               BY:  Brian B. Ruttencutter
      -------------------                 --------------------------------------
                                           Brian B. Ruttencutter
                                           Secretary and Chief Financial Officer



                                    11 of 11