Form 10-Q/A
period 1995-07-01
FOR BETTER LIVING INC
filed 1995-09-14
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QA

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


EXHIBIT 10.2P FILED UNDER COVER OF FORM SE, FORM FOR SUBMISSION OF PAPER FORMAT EXHIBITS BY ELECTRONIC FILERS, PURSUANT TO A CONTINUING HARDSHIP EXEMPTION.


                                     1 of 3

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

         10.2P - Loan and Security Agreements and Guarantees  from The CIT Group
                 / Credit Finance, Inc.
         27 - Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the three months ended July 1, 1995.




                                    2 of 3

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FOR BETTER LIVING, INC.



DATE:    September 7, 1995             By: Brian B. Ruttencutter
     --------------------------            ---------------------
                                           Brian B. Ruttencutter
                                           Secretary and Chief Financial Officer






                                     3 of 3