Form 10-Q
period 1995-09-30
FOR BETTER LIVING INC
filed 1995-11-14
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1995

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 14, 1995:

                 Common Stock, $.05 par value - 877,816 shares.


                                     1 of 11

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX





Part I.  Financial Information                                          Page No.
                                                                        --------

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets, September 30, 1995,        3
         and December 31, 1994

         Condensed Consolidated Statements of Income for the               4
         Three Months Ended September 30, 1995 and September 24, 1994 and the Nine Months Ended September 30, 1995 and
         September 24, 1994

         Condensed Consolidated Statements of Cash Flows for the           5
         Nine Months Ended September 30, 1995 and September 24, 1994

         Notes to Condensed Consolidated Financial Statements              6


 Item 2. Management's Discussion and Analysis of Financial Condition       7
         and Results of Operations


Part II. Other Information

 Item 6. Exhibits and Reports on Form 8-K                                 10



                                     2 of 11

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     September 30,  December 31,
                                                          1995          1994
                                                     -------------  ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................  $ 1,304,000   $ 1,828,000
  Available-for-sale securities ....................          --      1,559,000
  Accounts receivable (less allowance for doubtful
     receivables:  1995, $637,000: 1994, $785,000)..   13,649,000     9,350,000
  Inventories ......................................    8,173,000     8,406,000
  Deferred income taxes ............................    2,097,000     1,705,000
  Other ............................................    2,983,000     3,488,000
                                                      -----------   -----------
     Total current assets...........................   28,206,000    26,336,000
                                                      -----------   -----------
PROPERTY
  Property - at cost ...............................   39,000,000    37,960,000
  Less accumulated depreciation, depletion and
     amortization...................................   28,256,000    27,126,000
                                                      -----------   -----------
    Property - net .................................   10,744,000    10,834,000
                                                      -----------   -----------
AVAILABLE-FOR-SALE SECURITIES ......................    1,645,000     1,605,000
OTHER ASSETS .......................................      817,000       729,000
                                                      -----------   -----------
       TOTAL .......................................  $41,412,000   $39,504,000
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings ............................  $       --    $ 1,225,000
  Current portion of long-term debt and capital
     lease obligations .............................    1,348,000     1,633,000
  Accounts payable .................................    4,376,000     5,029,000
  Accrued salaries and wages .......................    1,619,000     1,614,000
  Deferred income ..................................    1,775,000     1,591,000
  Other ............................................    4,470,000     4,298,000
                                                      -----------   -----------
    Total current liabilities ......................   13,588,000    15,390,000
                                                      -----------   -----------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .......   10,058,000     5,790,000
                                                      -----------   -----------
OTHER LIABILITIES (primarily deferred compensation)     1,083,000     1,356,000
                                                      -----------   -----------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $1.00 per share
     (authorized, 150,000 shares; outstanding, none)
  Common stock - par value $.05 per share
     (authorized, 2,500,000 shares; outstanding,
      877,816 shares) ..............................       44,000        44,000
  Additional paid-in capital .......................    1,083,000     1,083,000
  Net unrealized gains and losses on
     available-for-sale securities, net of taxes ...      181,000       767,000
  Retained earnings ................................   15,375,000    15,074,000
                                                      -----------   -----------
    Total stockholders' equity .....................   16,683,000    16,968,000
                                                      -----------   -----------
       TOTAL .......................................  $41,412,000   $39,504,000
                                                      ===========   ===========

 See the accompanying notes to condensed consolidated financial statements.

                                    3 of 11

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                      Three Months Ended                  Nine Months Ended
                                                 ------------------------------    ------------------------------
                                                 September 30,    September 30,    September 30,    September 30,
                                                     1995             1994             1995            1994
                                                 -------------    -------------    -------------    -------------


NET REVENUES .................................     $ 21,841,000     $ 18,389,000     $ 59,060,000     $ 52,157,000
                                                   ------------     ------------     ------------     ------------

COST AND EXPENSES:
  Cost of sales ..............................       13,849,000       11,267,000       36,821,000       32,738,000
  Selling, general and administrative expenses        7,545,000        6,890,000       20,624,000       19,421,000
  Interest expense ...........................          336,000          214,000          884,000          636,000
                                                   ------------     ------------     ------------     ------------
Total cost and expenses ......................       21,730,000       18,371,000       58,329,000       52,795,000
                                                   ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR TAXES ........................          111,000           18,000           731,00         (638,000)

PROVISION (BENEFIT) FOR TAXES ................           63,000            6,000          342,000         (217,000)
                                                   ------------     ------------     ------------     ------------
NET INCOME (LOSS) ............................     $     48,000     $     12,000         $389,000     $   (421,000)
                                                   ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE: ..........            $0.05            $0.01            $0.44           $(0.48)
                                                          =====            =====            =====           ======
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ...................          877,816          877,816          877,816          877,816
                                                        =======          =======          =======          =======

CASH DIVIDENDS PER COMMON SHARE ..............            $0.00            $0.00            $0.10            $0.10
                                                          =====            =====            =====            =====




 See the accompanying notes to condensed consolidated financial statements.


                                    4 of 11

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                           Nine Months Ended
                                                    ----------------------------
                                                    September 30,  September 24,
                                                        1995           1994
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...............................  $   389,000    $  (421,000)
  Depreciation, depletion and amortization ........    1,499,000      1,513,000
  Other ...........................................   (5,595,000)    (3,700,000)
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES .............   (3,707,000)    (2,608,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property ...........................   (1,309,000)    (1,214,000)
  Purchases of available-for-sale securities ......           --       (627,000)
  Proceeds from the sale of property and
     available-for-sale securities ................    1,884,000         68,000
                                                     -----------    -----------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES      575,000     (1,773,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of short-term debt ......................   (1,225,000)            --
  Proceeds from long-term borrowings ..............    5,179,000      8,404,000
  Payment of long-term debt and capital lease
     obligations ..................................   (1,258,000)    (6,785,000)
  Dividends paid ..................................      (88,000)       (88,000)
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........    2,608,000      1,531,000
                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........     (524,000)    (2,850,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..    1,828,000      4,209,000
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........  $ 1,304,000    $ 1,359,000
                                                     ===========    ===========
CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
  Interest ........................................     $615,000       $650,000
                                                        ========       ========
  Income taxes paid (refunded) ....................    $(568,000)      $374,000
                                                       =========       ========


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


2. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

3.       Inventories consist of the following:

                                              September 30,  December 31,
                                                   1995           1994
                                              -------------  ------------
          Finished products                    $5,314,000     $5,404,000
          Work-in-process                         557,000        100,000
          Raw materials and supplies            2,302,000      2,902,000
                                               ----------     ----------
          Total inventories                    $8,173,000     $8,406,000
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

         In the quarter ended July 1, 1995, the Company entered into a new revolving line of credit agreement ("Revolver") with an affiliate of the lender under its Term Loan. This new facility replaced the Credit Agreement which was paid in full in June 1995. The Revolver provides the Company up to $10 million of available funds on a revolving basis (based on a borrowing base formula, as defined) at an interest rate of prime plus 1.25%. The applicable prime rate as of September 30, 1995 was 9.00%. The Revolver is collateralized by essentially all of the



                                     6 of 11

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Company's accounts receivable, inventories, plant and equipment (excluding land and buildings) and certain intangible assets. The commitment under the Revolver may be used to support letters of credit issued for the Company, the face amounts of which are applied toward the total commitment. The Revolver requires the Company to meet certain covenants including, among other things, minimum tangible net worth (as defined). The initial term of the Revolver expires June 27, 1997, but may be renewed for successive two-year periods.

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

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $439,000 through the third quarter of 1995. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Requirements

     For the nine months ended September 30, 1995, cash and cash equivalents decreased $524,000. The primary sources of cash during the period were $5,179,000 from long-term borrowings and $1,884,000 from the sale of property and available-for-sale securities. Significant uses of cash were $3,707,000 for operating activities, $1,258,000 for debt and capital lease obligations repayments, $1,225,000 for short-term debt payments and $1,309,000 for purchases of property primarily for The Quikset Organization.

     For the nine months ended September 24, 1994, cash and cash equivalents decreased $2,850,000. The primary source of cash during the period was $8,404,000 from long-term borrowings. Significant uses of cash during this fiscal period included $6,785,000 for debt and capital lease obligations repayments, $2,608,000 for operating activities, $1,214,000 for purchases of property primarily for The Quikset Organization and $627,000 for purchases of available-for-sale securities.


                                     7 of 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     As described in Note 5 of the Notes to Condensed Consolidated Financial Statements, during the quarter ended July 1, 1995 the Company obtained a new revolving credit facility and repaid in full amounts due under its Credit Agreement. The Company's management believes that its liquidity position at September 30, 1995, together with funds anticipated to be generated from its operations and available under its Revolver will provide sufficient cash resources to finance its operating activities.

Results of Operations

     During the three months ended September 30, 1995, net revenues increased $3,452,000 from the comparable period of the prior year. This primarily resulted from increases in revenues of $2,097,000 at The Quikset Organization and $1,245,000 at the Communications Group. The increase at The Quikset Organization was primarily due to increases in sales throughout the Quikset Organization. The increase at the Communications Group resulted primarily from increases in advertising and newsstand revenues from its new Bike magazine as well as from several of its other magazines.

     During the three months ended September 30, 1995, the Company recognized income before taxes of $111,000, or an increase in pre-tax income of $93,000 from the comparable period of the prior year. This increase in pre-tax income resulted primarily from an increase in operating profit of $98,000 at the Communications Group and an increase in other operating profit of $80,000, partially offset by a decrease in operating profit of $41,000 at The Quikset Organization. The increase in operating profit at the Communications Group was primarily a result of the increase in revenues from its various magazines. The increase in other operating profit resulted primarily from an increase in dividend income from available-for-sale securities. The decrease in operating profit at The Quikset Organization was primarily due to a decline in gross margins and increases in selling expenses.

     During the nine months ended September 30, 1995, net revenues increased $6,903,000 from the comparable period of the prior year. This primarily resulted from an increase in revenues of $3,074,000 at the Communications Group, an increase in revenues of $2,441,000 at The Quikset Organization, and an increase in other revenues of $1,388,000. The increase at the Communications Group resulted primarily from increases in advertising and newsstand revenues associated with its new Bike magazine as well as from several of its other magazines. The increase at The Quikset Organization was primarily due to an increase in revenues from its plastics operation and California and Texas concrete operations. The increase in other revenues resulted primarily from the sale of available-for-sale securities which had been reported at market value on the consolidated balance sheet as of December 31, 1994 in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Most of these gains were previously reported on the balance sheet in a separate component of stockholders' equity, net of deferred income taxes.

     During the nine months ended September 30, 1995, the Company recognized income before taxes of $731,000, or an increase in pre-tax income of $1,369,000 from the comparable period of the prior year. This increase in pre-tax income resulted primarily from an increase in other operating profit of $1,400,000 and an increase in operating profit of $731,000 at the Communications Group, partially offset by a decrease in operating profit of $694,000 at The Quikset Organization. The increase in other operating profit resulted primarily from an increase in gains from dispositions of securities as described above. The increase in operating profit at the Communications Group was primarily a result of the increase in revenues from its various magazines. The increase in operating losses at The Quikset Organization was primarily due to a decline in gross margins and increases in selling expenses.




                                     8 of 11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     The increase in interest expense in 1995 was primarily due to an increase in the interest rates associated with its Term Loan and Credit Agreement and an increase in borrowings under its Credit Agreement and Revolver during the current period.

     Net gains recognized on the disposition of available-for-sale investments for the nine months ended September 30, 1995 and September 24, 1994 were $1,255,000 and $0, respectively.







                                     9 of 11

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         27 - Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the three months ended September 30, 1995.







                                    10 of 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FOR BETTER LIVING, INC.



DATE:      November 14, 1995                        BY: Karl M. Stockbridge
       --------------------------                       -------------------
                                                        Karl M. Stockbridge
                                                        Executive Vice President




                                    11 of 11