Form 10-K
period 1995-12-30
FOR BETTER LIVING INC
filed 1996-03-29
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (Mark One

            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934               $250

                   for the fiscal year ended December 30, 1995 or

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          commission file number 0-6633

                             FOR BETTER LIVING, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                      5-2598411
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

       13620 Lincoln Way, Suite 380
            Auburn, California                                  95603
  (Address of Principal Executive Offices)                    (Zip Code)

                            AREA CODE (916) 823-9600
              (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(b) of the Act:
                                      NONE
                                (Title of Class)
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.05 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
          -----

The aggregate market value of voting stock held by nonaffiliates as of March 15, 1996 was $4,280,000.

Number of shares outstanding of each of the Registrant's classes of common stock as of March 15, 1996:

                 Common Stock, $.05 Par Value -- 877,816 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      Document  Identification                    Reference Incorporated
      ------------------------                    ----------------------
Annual Report to Shareholders for the               Parts I, II and IV
fiscal year ended December 30, 1995.

Proxy Statement for Annual Meeting of                   Part III
Shareholders on May 8, 1996.

                             FOR BETTER LIVING, INC.
                            ANNUAL REPORT (FORM 10-K)
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

                                     PART I

ITEM 1.  BUSINESS

         The text appearing under the caption, "Business" on page 25 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 2.  PROPERTIES

         The following  tabulation  summarizes the approximate building and land areas of the principal properties of the Registrant's  operations as of December
30, 1995:
                                                               Owned                           Leased
                                                   ------------------------------  ----------------------------------
                                                             Square                 Square
                                                             Ft. of                 Ft. of
                                                             Floor      Acres of     Floor    Acres of     Expiration
    Line of Business             Location             Type    Space       Land       Space      Land          Date
    ----------------             --------             ----    -----       ----       -----      ----          ----
Quikset Organization    Irvine, CA                    Office  14,800       .8
                        Santa Ana, CA                 Plant   37,000                            42.7         2034
                        Riverside, CA                 Plant                         92,000      10.0         2003
                        Livermore, CA                 Plant   18,000                            20.0         1999
                        San Diego, CA                 Plant   17,200                             7.3         1996
                        Santa Paula, CA               Plant    6,200                            18.3         1997
                        Arlington, TX                 Plant   33,700     10.0
                        San Antonio, TX               Plant   20,300     19.6
                        Katy, TX                      Plant   17,600     40.0
                        El Paso, TX                   Plant   24,000     20.0
                        Benton, AR                    Plant   12,100     15.6
                        Jonesboro, AR                 Plant                         45,600      10.7         2002
                        Toccoa, GA                    Plant   17,100     12.8
                        Green Cove Springs, FL        Plant    2,000      5.1
Magazine publications   San Juan Capistrano, CA       Office                        16,400                   1997
General office          Auburn, CA                    Office                         1,583                   1998

         All of the above facilities are in good operating condition and adequate for current business requirements.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
        MATTERS

         The text and tabular presentation appearing under the caption, "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 27 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 6.  SELECTED FINANCIAL DATA

         The tabular presentation appearing under the caption, "Selected Financial Data" on page 28 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The text appearing under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 24 and ending on page 25 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Independent Auditors' Report commencing on page 1 and ending on page 23 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


ITEM 10-13.                          PART III

The information required by these items will be included in a definitive proxy statement pursuant to Regulation 14A filed with the Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:

         Consolidated Balance Sheets as of December 30, 1995 and December 31, 1994 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three fiscal years in the period ended December 30, 1995, Notes to Consolidated Financial Statements and Independent Auditors' Report commencing on page 1 and ending on page 23 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated herein by reference. With the exception of the pages referred to in the preceding sentence and other information specifically incorporated by reference in this Form 10-K, the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is not deemed filed as a part of this Report.

   (2)   Financial Statement Schedules:

         Independent Auditors' Report on Schedules II Valuation and Qualifying Accounts for the Fiscal Years Ended December 30, 1995, December 31, 1994 and December 25, 1993. Financial statements and schedules not listed above are omitted because of the absence of the conditions under which they are required or because the information, if material, is set forth in the consolidated financial statements or the notes thereto.

   (3)   The following Exhibits are filed as part of this Report:

Form 10-K
 Exhibit
  Number
  ------

13 Annual Report to Shareholders for the Fiscal Year Ended December 30, 1995 (parts not incorporated by reference are furnished for information purposes only and are not filed herewith).

22                Subsidiaries of the Registrant.

27                Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended December 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FOR BETTER LIVING, INC.
                                          (Registrant)

Date:  March 15, 1996                     By: KARL M. STOCKBRIDGE
                                              -------------------
                                              Karl M. Stockbridge
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                CAPACITY                                 DATE

RICHARD G. FABIAN                      Chairman of the Board
-----------------            (Principal Executive Office and Director)            March 15, 1996
Richard G. Fabian

F. G. FABIAN, JR.
-----------------                  Chairman Emeritus and Director                 March 15, 1996
F. G. Fabian, Jr.

WILLIAM S. FARMER
-----------------                             Director                            March 15, 1996
William S. Farmer

DANNA LEWIS-GORDON
------------------                            Director                            March 15, 1996
Danna Lewis-Gordon

KARL M. STOCKBRIDGE
-------------------                           Director                            March 15, 1996
Karl M. Stockbridge

PETER F. SULLIVAN
-----------------                             Director                            March 15, 1996
Peter F. Sullivan

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Stockholders and Board of Directors of For Better Living, Inc.:


We have audited the consolidated financial statements of For Better Living, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and for each of the three fiscal years in the period ended December 30, 1995, and have issued our report thereon dated March 15, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of For Better Living, Inc. and subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Deloitte & Touche LLP
Costa Mesa, California
March 15, 1996

                                                                     Schedule II
FOR BETTER LIVING, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 30, 1995,
DECEMBER 31, 1994 AND DECEMBER 25, 1993
--------------------------------------------------------------------------------
(In thousands)

                                                        1995     1994     1993
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of fiscal year                    $ 841    $ 570    $ 838
Provision charged to income                              230      424      159
Uncollectible receivables written off,
 net of recoveries                                      (324)    (153)    (427)
                                                       -----    -----    -----

Balance at end of fiscal year                          $ 747    $ 841    $ 570
                                                       -----    -----    -----