Form 10-K/A
period 1995-12-30
FOR BETTER LIVING INC
filed 1996-05-06
CIK 37946

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ----------
                                  FORM 10-K
                                  AS AMENDED

(Mark One)
        [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                          $250
        [ ]        FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995
                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NUMBER 0-6633

                             FOR BETTER LIVING, INC.
            (Exact name of Registrant as specified in its charter)

             DELAWARE                                      5-2598411
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

   13620 LINCOLN WAY, SUITE 380                              95603
            AUBURN, CA                                    (Zip code)
       (Address of principal
        executive offices)

                           AREA CODE (916) 823-9600
             (Registrant's telephone number, including area code)

                                   ----------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE
                               (Title of Class)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.05 PAR VALUE
                               (Title of Class)

                                   ----------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of voting stock held by nonaffiliates as of March 15, 1996 was $4,280,000.

   Number of shares outstanding of each of the Registrant's classes of common stock as of March 15, 1996:

                   COMMON STOCK, $.05 PAR VALUE--877,816 SHARES

                                   ----------

                     DOCUMENTS INCORPORATED BY REFERENCE

                           DOCUMENT IDENTIFICATION                              REFERENCE INCORPORATED
- ---------------------------------------------------------------------------- --------------------------
Annual Report to Shareholders for the Fiscal Year Ended December 30, 1995  ..  Parts I, II, and IV
Proxy Statement for Annual Meeting of Shareholders on May 8, 1996  ..........         Part III

================================================================================

               FOR BETTER LIVING, INC.ANNUAL REPORT (FORM 10-K)
                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995

                                    PART I

ITEM 1. BUSINESS


   The  text  appearing  under  the  caption   "Business"  on  page  13  of  the
Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


ITEM 2. PROPERTIES

   The following tabulation summarizes the approximate building and land areas of the principal properties of the Registrant's operations as of December 30, 1995:

                                                         SQUARE FT.              SQUARE FT.
                                                          OF FLOOR    ACRES OF    OF FLOOR    ACRES OF   EXPIRATION
   LINE OF BUSINESS           LOCATION           TYPE      SPACE        LAND       SPACE        LAND        DATE
- --------------------- ----------------------- -------- ------------ ---------- ------------ ---------- ------------
Quikset Organization  Irvine, CA              Office      14,800         .8
                      Santa Ana, CA           Plant       37,000                               42.7        2034
                      Riverside, CA           Plant                               92,000       10.0        2003
                      Livermore, CA           Plant       18,000                               20.0        1999
                      San Diego, CA           Plant       17,200                                7.3        1996
                      Santa Paula, CA         Plant        6,200                               18.3        1997
                      Arlington, TX           Plant       33,700
                      San Antonio, TX         Plant       20,300       19.6
                      Katy, TX                Plant       17,600       40.0
                      El Paso, TX             Plant       24,000       20.0
                      Benton, AR              Plant       12,100       15.6
                      Jonesboro, AR           Plant                               45,600       10.7        2002
                      Toccoa, GA              Plant       17,100       12.8
                      Green Cove Springs, FL  Plant        2,000        5.1
Magazine publications San Juan Capistrano, CA Office                              16,400                   1997
General office .......Auburn, CA              Office                               1,583                   1998

   All of the above facilities are in good operating condition and adequate for current business requirements.

ITEM 3. LEGAL PROCEEDINGS

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS


   The text and tabular presentation appearing under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


ITEM 6. SELECTED FINANCIAL DATA


   The tabular presentation appearing under the caption "Selected Financial Data" on page 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The text appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 12 and ending on page 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   The Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Independent Auditors' Report commencing on page 1 and ending on page 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated herein by reference in accordance with the provisions of Rule 12b-23.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10-13.

   The information required by these items will be included in a definitive proxy statement pursuant to Regulation 14A filed with the Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) Financial Statements:


   Consolidated Balance Sheets as of December 30, 1995 and December 31, 1994 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three fiscal years in the period ended December 30, 1995, Notes to Consolidated Financial Statements and Independent Auditors' Report commencing on page 1 and ending on page 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 are incorporated herein by reference. With the exception of the pages referred to in the preceding sentence and other information specifically incorporated by reference in this Form 10-K, the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 is not deemed filed as a part of this Report.


      (2) Financial Statement Schedules:


   Independent Auditors' Report on Schedule II Valuation and Qualifying Accounts for the Fiscal Years Ended December 30, 1995, December 31, 1994 and December 25, 1993. Financial statements and schedules not listed above are omitted because of the absence of the conditions under which they are required or because the information, if material, is set forth in the consolidated financial statements or the notes thereto.

   (3) The following Exhibits are filed as part of this Report: The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.


3.1      Certificate of Incorporation of the Registrant as Amended October 17, 1994.
3.2      By-Laws of the Registrant, as Amended May 7, 1991.
10.1     Performance Recognition Plan, dated December 25, 1993.(1)
10.2     Performance Share Plan, as Amended May 9, 1990.(1)
10.3     Executive Deferred Compensation Plan. Incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-K for the year ended December 26, 1987.(1)
10.4     Incentive Bonus Compensation Plan, as Amended September 1980.(1)
10.5     Salary Continuation Plan. Incorporated by reference to Exhibit 5.4.1 of the
         Registrant's Form 10-K for the year ended June 30, 1975.(1)
10.6     Loan and Security Agreement, Guarantees and Promissory Notes for loan from The CIT
         Group/Equipment Financing, Inc. Incorporated by reference to Exhibit 10 of the
         Registrant's Form 10-Q for the period ended March 26, 1994.
10.7     Loan and Security Agreement and Guarantees from the CIT Group/Credit Finance, Inc.
         Incorporated by reference to Exhibit 10.2P of the Registrant's Form 10Q-A for the
         period ended July 1, 1995.
13       Annual Report to Shareholders for the Fiscal Year Ended December 30, 1995 (parts not incorporated by reference are furnished for information purposes only and are not filed herewith).
21       Subsidiaries of the Registrant.
27       Financial Data Schedule


(1) Designates management contracts or compensatory plan arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

   (b) No reports on Form 8-K were filed during the three months ended December 30, 1995.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FOR BETTER LIVING, INC.
                                 (Registrant)

Date:       April 29, 1996       By:      KARL M. STOCKBRIDGE
      ---------------------          --------------------------------------
                                          Karl M. Stockbridge
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Capacity                        Date
 ---------------------  --------------------------------------------- -----------------
    RICHARD G. FABIAN                Chairman of the Board            April 29, 1996
 ----------------------- (Principal Executive Officer and Director)
    Richard G. Fabian

       F.G. FABIAN              Chairman Emeritus and Director        April 29, 1996
 -----------------------
       F.G. Fabian

    WILLIAM S. FARMER                      Director                   April 29, 1996
 -----------------------
    William S. Farmer

   DANNA LEWIS-GORDON                      Director                   April 29, 1996
 -----------------------
   Danna Lewis-Gordon

  KARL M. STOCKBRIDGE                      Director                   April 29, 1996
 -----------------------
  Karl M. Stockbridge

    PETER F. SULLIVAN                      Director                   April 29, 1996
 -----------------------
    Peter F. Sullivan

                                        4

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


Deloitte & Touche LLP
Costa Mesa, California
March 15, 1996

                                                                   SCHEDULE II
                   FOR BETTER LIVING, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED DECEMBER 30, 1995, DECEMBER 31, 1994 AND DECEMBER 25, 1993
                                 (IN THOUSANDS)

                                                           1995    1994    1993
                                                         ------- ------- -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of fiscal year .....................$ 841   $ 570   $ 838
Provision charged to income .............................  230     424     159
Uncollectible receivables written off, net of recoveries  (324)   (153)   (427)
                                                         ------- ------- -------
Balance at end of fiscal year ...........................$ 747   $ 841   $ 570
                                                         ======= ======= =======