Form 10-Q
period 1996-03-31
FOR BETTER LIVING INC
filed 1996-05-14
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 30, 1996

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 13, 1996:

                 Common Stock, $.05 par value - 877,816 shares.



                                     1 of 9


                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX



                                                                                          Page No.
Part I.  Financial Information

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets, March 30, 1996, and                       3
           December 30, 1995

           Condensed Consolidated Statements of Income for the Three Months Ended           4
           March 30, 1996 and April 1, 1995

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended       5
           March 30, 1996 and April 1, 1995

           Notes to Condensed Consolidated Financial Statements                             6


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results          7
           of Operations


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                                 8





                                     2 of 9

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 30,    December 30,
                                                                                        1996           1995
                                                                                  ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $    803,000    $  1,528,000
   Accounts receivable - trade (less allowance for doubtful accounts of
     $1,107,000 and $747,000 at March 30, 1996 and December 30, 1995,
     respectfully)                                                                  16,238,000      13,177,000
   Inventories                                                                       8,333,000       8,401,000
   Deferred income taxes                                                             2,065,000       2,065,000
   Other                                                                             4,111,000       3,881,000
                                                                                  ------------    ------------
     Total current assets                                                         $ 31,550,000    $ 29,052,000
                                                                                  ------------    ------------

PROPERTY:
  Property at cost                                                                  38,541,000      39,967,000
   Less accumulated depreciation and amortization                                  (28,660,000)    (28,614,000)
                                                                                  ------------    ------------
     Property - net                                                                  9,881,000      11,353,000
                                                                                  ------------    ------------
AVAILABLE-FOR-SALE SECURITIES                                                        1,670,000       1,700,000
                                                                                  ------------    ------------
OTHER ASSETS                                                                           479,000         477,000
                                                                                  ------------    ------------
     TOTAL                                                                        $ 43,580,000    $ 42,582,000
                                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt and capital lease obligations                $  1,098,000    $  1,217,000
   Accounts payable - trade                                                          4,167,000       4,139,000
   Accrued salaries and wages                                                        1,403,000       1,941,000
   Deferred income                                                                   2,021,000       1,860,000
   Other                                                                             5,180,000       4,025,000
                                                                                  ------------    ------------
     Total current liabilities                                                      13,869,000      13,182,000
                                                                                  ------------    ------------
 LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                       11,580,000      11,718,000
                                                                                  ------------    ------------
 OTHER LIABILITIES (primarily deferred compensation)                                 1,034,000       1,039,000
                                                                                  ------------    ------------
 STOCKHOLDERS' EQUITY:
   Preferred stock - par value $1.00 per share (authorized, 150,000 shares;
     outstanding, none)
   Common stock - par value $.05 per share (authorized, 2,500,000
     shares; outstanding, 877,816 shares)                                               44,000          44,000
   Additional paid-in capital                                                        1,083,000       1,083,000
   Unrealized net gains and losses on available-for-sale securities                    183,000         214,000
   Retained earnings                                                                15,787,000      15,302,000
                                                                                  ------------    ------------
     Total stockholders' equity                                                     17,097,000      16,643,000
                                                                                  ------------    ------------
     TOTAL                                                                        $ 43,580,000    $ 42,582,000
                                                                                  ============    ============


 See the accompanying notes to condensed consolidated financial statements.

                                     3 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                          Three Months Ended
                                                    ---------------------------
                                                        March 30,      April 1,
                                                          1996           1995
                                                     -----------    -----------

NET REVENUES                                         $25,465,000    $17,716,000
                                                     -----------    -----------
COST AND EXPENSES:
  Cost of sales                                       16,750,000     10,749,000
  Selling, general and administrative expenses         7,529,000      6,489,000
  Interest expense                                       376,000        239,000
                                                     -----------    -----------
Total cost and expenses                               24,655,000     17,477,000
                                                     -----------    -----------

INCOME BEFORE PROVISION FOR TAXES                        810,000        239,000

PROVISION FOR TAXES                                      325,000         96,000
                                                     -----------    -----------

NET INCOME                                           $   485,000    $   143,000
                                                     ===========    ===========

NET INCOME  PER COMMON SHARE:                        $      0.55    $      0.16
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                               877,816        877,816
                                                     ===========    ===========
CASH DIVIDENDS PER COMMON SHARE                      $      0.00    $      0.00
                                                     ===========    ===========

See the accompanying notes to condensed consolidated financial statements.

                                     4 of 9

                   FOR BETTER LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three Months Ended
                                                            ---------------------------
                                                               March 30,      April 1,
                                                                 1996           1995
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $   485,000    $   143,000
  Depreciation, depletion and amortization                      450,000        503,000
   Other                                                     (2,441,000)    (3,277,000)
                                                            -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                       $(1,506,000)   $(2,631,000)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                        (696,000)      (346,000)
  Purchases of available-for-sale securities                   (373,000)          --
  Proceeds from the sale of property and
     available-for-sale securities                            2,116,000      1,718,000
                                                            -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                     1,047,000      1,372,000
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                              --        1,625,000
  Proceeds from long-term borrowings                            104,000           --
  Payment of long-term debt and capital lease obligations      (370,000)      (404,000)
                                                            -----------    -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (266,000)     1,221,000
                                                            -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                      (725,000)       (38,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,528,000      1,828,000
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   803,000    $ 1,790,000
                                                            ===========    ===========
CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
  Interest                                                  $   326,000    $   168,000
                                                            ===========    ===========
  Income taxes paid (refunded)                             ($    39,000)  ($    36,000)
                                                            ===========    ===========




 See the accompanying notes to condensed consolidated financial statements.

                                     5 of 9

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

2. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.        Inventories consist of the following:
                                                    March 30,  December 30,
                                                      1996          1995
                                                   ----------   ----------
       Finished products                           $5,582,000   $5,455,000
       Work-in-process                                327,000      337,000
       Raw materials and supplies                   2,424,000    2,609,000
                                                   ----------   ----------
       Total inventories                           $8,333,000   $8,401,000
                                                   ==========   ==========

4. The Company received, in prior periods, notices of proposed assessments from the California Franchise Tax Board ("CFTB") relating to its 1978-1981 tax years. The principal issue raised in these notices was whether the Company's oil and gas operations were part of a unitary business with the other operations of the Company. The CFTB has taken the position that the oil and gas operations were not unitary with these other operations and, therefore, has disallowed for California income tax purposes losses arising from oil and gas operations. The Company paid the assessed taxes of $379,000 and associated interest of $946,000 in 1992. It filed suit in 1994 and received a favorable decision and judgment in February 1995 for recovery of these amounts, plus interest. The CFTB has appealed that decision however, and the matter is now pending before the California Court of Appeal. The Company expects a decision before the end of 1996.

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $476,000 through the first quarter of 1996. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.








                                     6 of 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Requirements

         For the three months ended March 30, 1996, cash and cash equivalents decreased $725,000. The primary sources of cash during the period were $2,116,000 from the sale of property and available-for-sale securities and $104,000 from long-term borrowings. Significant uses of cash were $1,506,000 for operating activities. $696,000 for purchases of property primarily for The Quikset Organization, $373,000 for purchases of available-for-sale securities and $370,000 for debt and capital lease obligations repayments.

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

         The Company's management believes that its liquidity position at March 30, 1996, together with funds anticipated to be generated from its operations and available under its Revolver will provide sufficient cash resources to finance its operating activities.


Results of Operations

         During the three months ended March 30, 1996, net revenues increased $7,749,000 from the comparable period of the prior year. This primarily resulted from increases in revenues of $8,280,000 at The Quikset Organization and $542,000 at the Communications Group, partially offset by a decrease in other operating revenues of $1,073,000. The increase at The Quikset Organization was primarily due to increases in sales at its Texas concrete operations. The increase at the Communications Group resulted primarily from increases in advertising revenues at the majority of its magazines. The decrease in other operating revenues was primarily due to a decrease in sales of available-for-sale securities.

         During the three months ended March 30, 1996, the Company recognized income before taxes of $810,000, or an increase in pre-tax income of $571,000 from the comparable period of the prior year. This increase in pre-tax income resulted primarily from an increase in operating profit of $1,888,000 at The Quikset Organization, partially offset by a decrease in other operating profit of $1,082,000 and a decrease in operating profit of $74,000 at the
Communications Group. The increase in operating profit at The Quikset Organization was primarily a result of the increase in revenues from its Texas concrete operations. The decrease in other operating profit resulted primarily from a decrease in gains from the disposition of available-for-sale securities. The decrease in operating profit at the Communications Group was primarily due to increased production and paper costs.

         During the three months ended April 1, 1995, net revenues increased $2,502,000 from the comparable period of the prior year. This primarily resulted from an increase in other revenues of $1,165,000, increases in revenues of $687,000 at The Quikset Organization and increases in revenues of $650,000 at the Communications Group. The increase in other revenues resulted primarily from the sale of available-for-sale securities. The increase at The Quikset Organization was primarily due to an increase in revenues from its plastics operation and Georgia concrete operation. The increase at the Communications Group resulted primarily from increases in advertising and newsstand revenue from its new Bike magazine as well as from several of its other magazines.



                                     7 of 9

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

         The increase in interest expense in 1996 was primarily due to an increase in borrowings under its line of credit arrangement from the comparable period of the prior year.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
investments for the three months ended March 30, 1996 and April 1, 1995 were $12,000 and $1,203,000, respectively.



                           PART II. OTHER INFORMATION



                    Item 6. Exhibits and Reports on Form 8-K


 (a) The following Exhibits are filed as part of this Report: The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

      3.1     Certificate of Incorporation. Incorporated by reference to Exhibit
              3.1 of the Registrant's Form 10-K for the year
              ended December 30, 1995.
      3.2     By-Laws of the Registrant.  Incorporated by reference to Exhibit
              3.2 of the Registrant's Form 10-K for the year ended
              December 30, 1995.
      27      Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the three months ended March 30, 1996.















                                     8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FOR BETTER LIVING, INC.



DATE:      May 13, 1996                     BY: Karl M. Stockbridge
       ---------------------                    -------------------
                                                   Karl M. Stockbridge
                                                   Executive Vice President



















                                     9 of 9