Form 10-Q
period 1996-06-29
FOR BETTER LIVING INC
filed 1996-08-13
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 29, 1996

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 12, 1996:

                 Common Stock, $.05 par value - 877,816 shares.



                                     1 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX


Part I.  Financial Information                                                            Page No.
                                                                                          --------

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets, June 29, 1996, and                        3
           December 30, 1995

           Condensed  Consolidated  Statements of Income for the Three Months               4
           Ended June  29,  1996 and  July 1,  1995 and for the Six  Months
           Ended June 29, 1996 and July 1, 1995

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended         5
           June 29, 1996 and July 1, 1995

           Notes to Condensed Consolidated Financial Statements                             6


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results          7
           of Operations


Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                                 9


                                    2 of 10


                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          June 29,       December 30,
                                                                                            1996             1995
                                                                                        ------------    --------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $  1,987,000    $  1,528,000
  Accounts receivable - trade (less allowance for doubtful accounts of $1,008,000
    and $747,000 at June 29, 1996 and December 30, 1995, respectfully)                    13,947,000      13,177,000
  Inventories                                                                              9,093,000       8,401,000
  Deferred income taxes                                                                    2,065,000       2,065,000
  Other                                                                                    5,173,000       3,881,000
                                                                                        ------------    ------------
    Total current assets                                                                $ 32,265,000    $ 29,052,000
                                                                                        ------------    ------------
PROPERTY:
 Property at cost                                                                         39,064,000      39,967,000
  Less accumulated depreciation and amortization                                         (29,029,000)    (28,614,000)
                                                                                        ------------    ------------
    Property - net                                                                        10,035,000      11,353,000
                                                                                        ------------    ------------
AVAILABLE-FOR-SALE SECURITIES                                                              1,730,000       1,700,000
                                                                                        ------------    ------------
OTHER ASSETS                                                                                 428,000         477,000
                                                                                        ------------    ------------
    TOTAL                                                                               $ 44,458,000    $ 42,582,000
                                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations                       $  1,094,000    $  1,217,000
  Accounts payable - trade                                                                 3,699,000       4,139,000
  Accrued salaries and wages                                                               1,392,000       1,941,000
  Deferred income                                                                          2,169,000       1,860,000
  Other                                                                                    4,109,000       4,025,000
                                                                                        ------------    ------------
    Total current liabilities                                                             12,463,000      13,182,000
                                                                                        ------------    ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                              14,078,000      11,718,000
                                                                                        ------------    ------------
OTHER LIABILITIES (primarily deferred compensation)                                          978,000       1,039,000
                                                                                        ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $1.00 per share (authorized, 150,000 shares;
    outstanding, none)
  Common stock - par value $.05 per share (authorized, 2,500,000
    shares; outstanding, 877,816 shares)                                                      44,000          44,000
  Additional paid-in capital                                                               1,083,000       1,083,000
  Unrealized net gains and losses on available-for-sale securities                           219,000         214,000
  Retained earnings                                                                       15,593,000      15,302,000
                                                                                        ------------    ------------
    Total stockholders' equity                                                            16,939,000      16,643,000
                                                                                        ------------    ------------

    TOTAL                                                                               $ 44,458,000    $ 42,582,000
                                                                                        ============    ============

   See the accompanying notes to condensed consolidated financial statements.


                                    3 of 10


                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                     Three Months Ended                    Six Months Ended
                                                              --------------------------------       ------------------------------
                                                                June 29,             July 1,           June 29,             July 1,
                                                                  1996                1995               1996                1995
                                                                  ----                ----               ----                ----

NET REVENUES                                                  $ 21,846,000        $ 19,503,000       $ 47,311,000       $ 37,219,000
                                                              ------------        ------------       ------------       ------------

COST AND EXPENSES:
  Cost of sales                                                 14,230,000          12,223,000         30,981,000         22,972,000
  Selling, general and administrative expenses                   7,403,000           6,590,000         14,932,000         13,079,000
  Interest expense                                                 389,000             309,000            765,000            548,000
                                                              ------------        ------------       ------------       ------------

Total cost and expenses                                         22,022,000          19,122,000         46,678,000         36,599,000
                                                              ------------        ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES                          (176,000)            381,000            633,000            620,000

PROVISION (BENEFIT) FOR TAXES                                      (71,000)            183,000            254,000            279,000
                                                              ------------        ------------       ------------       ------------

NET INCOME (LOSS)                                             $   (105,000)       $    198,000       $    379,000       $    341,000
                                                              ============        ============       ============       ============

NET INCOME (LOSS)  PER COMMON SHARE:                          $      (0.12)       $       0.23               0.43       $       0.39
                                                              ============        ============       ============       ============


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                         877,816             877,816            877,816            877,816
                                                              ============        ============       ============       ============

CASH DIVIDENDS PER COMMON SHARE                               $       0.10        $       0.10       $       0.10       $       0.10
                                                              ============        ============       ============       ============

   See the accompanying notes to condensed consolidated financial statements.


                                    4 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              Six Months Ended
                                                                                                   --------------------------------

                                                                                                      June 29,             July 1,
                                                                                                       1996                 1995
                                                                                                       ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                       $   379,000          $   341,000
  Depreciation, depletion and amortization                                                             818,000            1,004,000
  Other                                                                                             (3,429,000)          (4,463,000)
                                                                                                   -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                                              $(2,232,000)         $(3,118,000)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                                                             (1,109,000)          (1,023,000)
  Purchases of available-for-sale securities                                                          (373,000)                --
  Proceeds from the sale of property and available-for-sale securities                               2,042,000            1,872,000
                                                                                                   -----------          -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                              560,000              849,000
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                                 2,905,000            4,657,000
  Payment of short-term debt                                                                                             (1,225,000)
  Payment of long-term debt and capital lease obligations                                             (686,000)          (1,289,000)
  Dividends Paid                                                                                       (88,000)             (88,000)
                                                                                                   -----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            2,131,000            2,055,000
                                                                                                   -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   459,000             (214,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,528,000            1,828,000
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 1,987,000          $ 1,614,000
                                                                                                   ===========          ===========

CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
  Interest                                                                                         $   649,000          $   506,000
                                                                                                   ===========          ===========

  Income taxes paid (refunded)                                                                     $    69,000             ($34,000)
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


2. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.       Inventories consist of the following:

                                            June 29,             December 30,
                                              1996                  1995
                                              ----                  ----

         Finished products                 $5,952,000            $5,455,000
         Work-in-process                      350,000               337,000
         Raw materials and supplies         2,791,000             2,609,000
                                           ----------            ----------

         Total inventories                 $9,093,000            $8,401,000
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

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $495,000 through the second quarter of 1996. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.




                                     6 of 10

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




     5. The Company renegotiated its revolving line of credit with its lender to provide for an increase in the credit availability from $10 million to $20 million, a reduction in the interest rate from prime plus 1.25% to prime plus 1.00%, a two year extension of the agreement from June 27, 1997 to June 27, 1999 and a reduction in early termination fees in the event the Company chooses to terminate the relationship before the end of the term. All other terms of the credit agreement remain the same.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Requirements

         For the six months ended June 29, 1996, cash and cash equivalents increased $459,000. The primary sources of cash during the period were $2,905,000 from long-term borrowings and $2,042,000 from the sale of property and available-for-sale securities. Significant uses of cash were $2,232,000 for operating activities, $1,109,000 for purchases of property primarily for The Quikset Organization, $686,000 for debt and capital lease obligations repayments and $373,000 for purchases of available-for-sale securities.

         For the six  months  ended  July 1,  1995,  cash and  cash  equivalents decreased $214,000. The primary sources of cash during the period were $4,657,000 from long-term borrowings and $1,872,000 from the sale of property and available-for-sale securities. Significant uses of cash were $3,118,000 for operating activities, $1,289,000 for debt and capital lease obligation repayments, $1,225,000 for short-term debt payments and $1,023,000 for purchases of property primarily for The Quikset Organization.

         The Company's management believes that its liquidity position at June 29, 1996, together with funds anticipated to be generated from its operations and available under its Revolver will provide sufficient cash resources to finance its operating activities.


Results of Operations

         During the three months ended June 29, 1996, net revenues increased $2,342,000 from the comparable period of the prior year. This primarily resulted from increases in revenues of $2,158,000 at The Quikset Organization and $253,000 at the Communications Group, partially offset by a decrease in other operating revenues of $69,000. The increase at The Quikset Organization was primarily due to increases in sales at its Texas concrete operations. The increase at the Communications Group resulted primarily from increases in advertising revenues at the majority of its magazines. The decrease in other operating revenues was primarily due to a decrease in sales of available-for-sale securities.

         During the three months ended June 29, 1996, the Company recognized a loss before taxes of $176,000, or a decrease in pre-tax income of $557,000 from the comparable period of the prior year. This



                                     7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


decrease in pre-tax income resulted primarily from decreases in operating profit of $220,000 at the Communications Group and $62,000 at The Quikset Organization, in addition to a decrease in other operating profit of $95,000. The decrease in operating profit at the Communications Group was primarily due to increased production and paper costs. The decrease in operating profit at The Quikset Organization was primarily a result of increased administrative costs and warranty reserves. The decrease in other operating profit resulted primarily from a decrease in gains from the disposition of available-for-sale securities.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
investments for the three months ended June 29, 1996 and July 1, 1995 were $0 and $52,000, respectively.

         During the six months ended June 29, 1996, net revenues increased $10,091,000 from the comparable period of the prior year. This primarily resulted from increases in revenues of $10,438,000 at The Quikset Organization and $795,000 at the Communications Group, partially offset by a decrease in other revenues of $1,142,000. The increase at The Quikset Organization was primarily due to an increase in sales at its Texas concrete operation. The increase at the Communications Group resulted primarily from increases in advertising revenues at the majority of its magazines. The decrease in other revenues was primarily due to a decrease in sales of available-for-sale securities.

         During the six months ended June 29, 1996, the Company recognized income before taxes of $633,000, or an increase in pre-tax income of $13,000 from the comparable period of the prior year. This increase in pre-tax income resulted primarily from an increase in operating profit of $1,826,000 at The Quikset Organization, partially offset by a decrease in operating profit of $294,000 at the Communications Group and a decrease in other operating profit of $1,177,000. The increase in operating profit at The Quikset Organization was primarily a result of the increase in revenues from its Texas concrete operations. The decrease in operating profit at the Communications Group was primarily due to increased production and paper costs. The decrease in other operating profit was primarily due to a decrease in gains from dispositions of securities.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
investments for the six months ended June 29, 1996 and July 1, 1995 were $12,000 and $1,255,000, respectively.

         The increase in interest expense in 1996 was primarily due to an increase in borrowings under the Company's line of credit arrangement from the comparable periods of the prior year.





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

      3.1        Certificate  of  Incorporation.  Incorporated  by  reference to
                 Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 30, 1995.

      3.2        By-Laws of the Registrant. Incorporated by reference to Exhibit
                 3.2 of the Registrant's Form 10-K for the year ended December 30, 1995.

      27         Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the six months ended June 29, 1996.







                                     9 of 10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FOR BETTER LIVING, INC.



DATE:      August 12, 1996                   BY: Karl M. Stockbridge
       ------------------------                  -------------------
                                                 Karl M. Stockbridge
                                                 Executive Vice President




                                    10 of 10