Form 10-Q
period 1996-09-28
FOR BETTER LIVING INC
filed 1996-11-12
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 28, 1996

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 12, 1996:

                 Common Stock, $.05 par value - 877,816 shares.


                                     1 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX





Part I.  Financial Information                                          Page No.
                                                                        --------
  Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets,                       3
              September 28, 1996, and  December 30, 1995

              Condensed Consolidated Statements of Income for              4
              the Three Months Ended September 28, 1996 and
              September 30, 1995 and the Nine Months Ended
              September 28, 1996 and September 30, 1995

              Condensed Consolidated Statements of Cash Flows              5
              for the Nine Months Ended September 28, 1996 and
              September 30, 1995

              Notes to Condensed Consolidated Financial Statements         6


  Item 2.  Management's Discussion and Analysis of Financial               7
           Condition and Results of Operations


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                8



                                     2 of 9

                                            PART I. FINANCIAL INFORMATION
                                             Item 1. Financial Statements

                                       FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 28,    December 30,
                                                                                            1996           1995
                                                                                       ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  1,302,000    $  1,528,000
  Accounts receivable - trade (less allowance for doubtful accounts of
    $870,000 and $747,000 at September 28, 1996 and December 30, 1995 , respectfully)    14,585,000      13,177,000
  Inventories                                                                            10,039,000       8,401,000
  Deferred income taxes                                                                   2,065,000       2,065,000
  Other                                                                                   5,052,000       3,881,000
                                                                                       ------------    ------------
    Total current assets                                                               $ 33,043,000    $ 29,052,000
                                                                                       ------------    ------------
PROPERTY:
 Property at cost                                                                        39,652,000      39,967,000
  Less accumulated depreciation and amortization                                        (29,277,000)    (28,614,000)
                                                                                       ------------    ------------
    Property - net                                                                       10,375,000      11,353,000
                                                                                       ------------    ------------
AVAILABLE-FOR-SALE SECURITIES                                                               144,000       1,700,000
                                                                                       ------------    ------------
OTHER ASSETS                                                                                541,000         477,000
                                                                                       ------------    ------------
    TOTAL                                                                              $ 44,103,000    $ 42,582,000
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations                      $  1,150,000    $  1,217,000
  Accounts payable - trade                                                                4,287,000       4,139,000
  Accrued salaries and wages                                                              2,248,000       1,941,000
  Deferred income                                                                         2,186,000       1,860,000
  Other                                                                                   2,710,000       4,025,000
                                                                                       ------------    ------------
    Total  current  liabilities                                                          12,581,000      13,182,000
                                                                                       ------------    ------------
 LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS                                       13,664,000      11,718,000
                                                                                       ------------    ------------
OTHER LIABILITIES (primarily deferred compensation)                                       1,024,000       1,039,000
                                                                                       ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $1.00 per share (authorized, 150,000 shares;
    outstanding, none)
  Common stock - par value $.05 per share (authorized, 2,500,000
    shares; outstanding, 877,816 shares)                                                     44,000          44,000
  Additional paid-in capital                                                              1,083,000       1,083,000
  Unrealized net gains and losses on available-for-sale securities                           20,000         214,000
  Retained earnings                                                                      15,687,000      15,302,000
                                                                                       ------------    ------------
    Total stockholders' equity                                                           16,834,000      16,643,000
                                                                                       ------------    ------------
    TOTAL                                                                              $ 44,103,000    $ 42,582,000
                                                                                       ============    ============

                      See the accompanying notes to condensed consolidated financial statements.

                                                       3 of 9

                                   FOR BETTER LIVING, INC. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended             Nine Months Ended
                                                ------------------------------  -----------------------------
                                                September 28,    September 30,  September 28,   September 30,
                                                     1996            1995           1996            1995
                                                 -----------     -----------     -----------     -----------
NET REVENUES                                     $24,126,000     $21,841,000     $71,437,000     $59,060,000
                                                 -----------     -----------     -----------     -----------
COST AND EXPENSES:
  Cost of sales                                   15,646,000      13,849,000      46,627,000      36,821,000
  Selling, general and administrative expenses     7,927,000       7,545,000      22,859,000      20,624,000
  Interest expense                                   396,000         336,000       1,161,000         884,000
                                                 -----------     -----------     -----------     -----------
Total cost and expenses                           23,969,000      21,730,000      70,647,000      58,329,000

INCOME BEFORE PROVISION FOR TAXES                    157,000         111,000         790,000         731,000

PROVISION FOR TAXES                                   63,000          63,000         317,000         342,000
                                                 -----------     -----------     -----------     -----------
NET INCOME                                       $    94,000     $    48,000     $   473,000     $   389,000
                                                 ===========     ===========     ===========     ===========

NET INCOME  PER COMMON SHARE:                    $      0.11     $      0.05     $      0.54     $      0.44
                                                 -----------     -----------     -----------     -----------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           877,816         877,816         877,816         877,816
                                                 -----------     -----------     -----------     -----------
CASH DIVIDENDS PER COMMON SHARE                  $      0.00     $      0.00     $      0.10     $      0.10
                                                 ===========     ===========     ===========     ===========



                  See the accompanying notes to condensed consolidated financial statements.

                                                    4 of 9

                          FOR BETTER LIVING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine Months Ended
                                                              ----------------------------
                                                              September 28,  September 30,
                                                                  1996           1995
                                                              -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   473,000    $   389,000
  Depreciation, depletion and amortization                      1,223,000      1,499,000
  Other                                                        (5,110,000)    (5,595,000)
                                                              -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                         $(3,414,000)   $(3,707,000)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                        (1,917,000)    (1,309,000)
  Purchases of available-for-sale securities                     (373,000)          --
  Proceeds from the sale of property and available-for-sale     3,714,000      1,884,000
                                                              -----------    -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                       1,424,000        575,000
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                            3,071,000      5,179,000
  Payment of short-term debt                                         --       (1,225,000)
  Payment of long-term debt and capital lease obligations      (1,219,000)    (1,258,000)
  Dividends Paid                                                  (88,000)       (88,000)
                                                              -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,764,000      2,608,000
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (226,000)      (524,000)
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,528,000      1,828,000
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 1,302,000    $ 1,304,000
                                                              ===========    ===========

CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
  Interest                                                    $ 1,028,000    $   615,000
                                                              ===========    ===========

  Income taxes paid (refunded)                                $    46,000    ($  568,000)
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


2. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.       Inventories consist of the following:

                                           September 28,         December 30,
                                                1996                 1995

         Finished products                   $7,170,000           $5,455,000
         Work-in-process                        449,000              337,000
         Raw materials and supplies           2,420,000            2,609,000
                                              ---------            ---------

         Total inventories                  $10,039,000           $8,401,000
                                            ===========           ==========

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

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $514,000 through the third quarter of 1996. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.


                                     6 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. During the second quarter of 1996 the Company renegotiated its revolving line of credit with its lender to provide for: and increase in the credit availability from $10 million to $20 million, a reduction the the interest rate from prime plus 1.25% to prime plus 1.00%, a two year extension of the agreement from June 27, 1997 to June 27, 1999 and a reduction in early termination fees in the event the Company chooses to terminate the relationship before the end of the term. All other terms of the credit agreement remain the same.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Requirements

         Over the first nine months of 1996 $3,414,000 of cash was used by operations, primarily due to a $1,744,000 increase in Accounts Receivable and a $1,638,000 increase in Inventory. Cash generated from investing and financing activities included $3,714,000 from the sale of property and available-for-sale securities and $3,071,000 borrowed on the Company's line of credit. These funds were used to support cash used by operations, $1,917,000 of capital expenditures, $1,219,000 of debt payments, $373,000 for the purchase of available-for-sale securities and $88,000 of dividend payments.

         The Company's management believes that its liquidity position at September 28, 1996, together with funds anticipated to be generated from its operations and available under its Revolver will provide sufficient cash resources to finance its operating activities.


Results of Operations

         For Better Living's third quarter earnings before taxes increased by $46,000, or 41 percent, compared to the same period last year. This resulted primarily from an increase in other operating profit of $301,000, partially offset by decreases in operating profit of $103,000 at the Communications Group and $116,000 at The Quikset Organization. The increase in other operating profit was primarily due to an increase in gains on the sale of available-for-sale securities. The decrease in operating profit at the Communications Group was primarily due to the launch of its new magazine, Inside Golf. The decrease in operating profit at the Quikset Organization was primarily due to a write-off of inventory.

         During the three months ended September 28, 1996, net revenues increased $2,285,000, or 10 percent, from the comparable period of the prior year. This primarily resulted from increases in revenues of $1,916,000 at The Quikset Organization, $329,000 in other revenues and $41,000 at the Communications Group. The increase at The Quikset Organization was primarily due to increases in sales at its Texas concrete operations. The increase at the Communications Group resulted primarily from increases in advertising revenues at the majority of its magazines. The increase in other revenues was primarily due to an increase in sales of available-for-sale securities.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
investments for the three months ended September 28, 1996 and September 30, 1995 were $318,000 and $0, respectively.

         For the nine months ended September 28, 1996, income before taxes increased $59,000 or 8 percent, compared to the same period last year. This increase in pre-tax income was primarily the result of an increase in operating profit of $1,710,000 at the Quikset Organization, partially offset by a $397,000 decrease in operating profit at the Communications Group and a decrease in other operating profit of $876,000. The increase in operating profit at The Quikset Organization was primarily a result of the increased in revenues from its Texas concrete operations. The decrease in operating profit at the Communications Group was primarily due to increased production and paper costs and the launch of its new magazine, Inside Golf. The decrease in other operating profit was primarily due to a decrease in gains from dispositions of securities.

         During the nine months ended September 28, 1996, net revenues increased $12,377,000 from the comparable period of the prior year. This primarily resulted from increases in revenues of $12,354,000 at The Quikset Organization and $836,000 at the Communications Group, partially offset by a decrease in other revenues of $813,000. The increase at The Quikset Organization was primarily due to an increase in sales at its Texas concrete operation. The increase at the Communications Group resulted primarily from increases in advertising revenues at the majority of its magazines. The decrease in other revenues was primarily due to a decrease in sales of available-for-sale securities.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
investments for the six months ended September 28, 1996 and September 30, 1995 were $330,000 and $1,255,000, respectively.

         The increase in interest expense in 1996 was primarily due to an increase in borrowings under the Company's line of credit arrangement from the comparable periods of the prior year.



                                     7 of 9

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         27 - Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the three months ended September 28, 1996.





                                     8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FOR BETTER LIVING, INC.



DATE:      November 12, 1996                     BY: Karl M.Stockbridge
      ---------------------------                    -------------------------
                                                     Karl M. Stockbridge
                                                     Executive Vice President



                                     9 of 9