Form 10-K405
period 1996-12-28
FOR BETTER LIVING INC
filed 1997-03-28
CIK 37946

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                  FORM 10-K
(Mark One)

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

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

                              ---------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE
                                (Title of Class)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.05 PAR VALUE
                               (Title of Class)

                              ---------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by nonaffiliates as of March 18, 1997 was $4,946,000.

   Number of shares outstanding of each of the Registrant's classes of common stock as of March 18, 1997:

                   COMMON STOCK, $.05 PAR VALUE--877,816 SHARES

                              ---------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

                           DOCUMENT IDENTIFICATION                              REFERENCE INCORPORATED
---------------------------------------------------------------------------- --------------------------
Annual Report to Shareholders for the Fiscal Year Ended December 28, 1996  .. Parts I, II, and IV
Proxy Statement for Annual Meeting of Shareholders on May 14, 1997  ......... Part III

The Exhibit Index appears on page 3

================================================================================

               FOR BETTER LIVING, INC.ANNUAL REPORT (FORM 10-K)
                 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

                                    PART I

ITEM 1. BUSINESS

   The  text  appearing  under  the  caption   "Business"  on  page  13  of  the
Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 2. PROPERTIES

   The following  tabulation  summarizes the approximate building and land areas of the principal  properties of the  Registrant's  operations as of December 28,
1996:
                                                                        OWNED                           LEASED
                                                               -----------------------   ------------------------------------
                                                                 SQUARE FT.                SQUARE FT.
                                                                  OF FLOOR     ACRES OF     OF FLOOR    ACRES OF   EXPIRATION
   LINE OF BUSINESS               LOCATION              TYPE       SPACE         LAND        SPACE        LAND        DATE
---------------------     -----------------------    --------  ------------  ----------  ------------ ---------- ------------
Quikset Organization....  Irvine, Ca                 Office                                    6,800                  2006
                          Santa Ana, CA              Plant          37,000                                 42.7       2034
                          Riverside, CA              Plant                                    92,000       10.0       2003
                          Livermore, CA              Plant          18,000                                 20.0       1999
                          San Diego, CA              Plant          17,200                                  7.3       2001
                          Santa Paula, CA            Plant           6,200                                 18.3       1997
                          Arlington, TX              Plant          33,700
                          San Antonio, TX            Plant          20,300        19.6
                          Katy, TX                   Plant          17,600        40.0
                          El Paso, TX                Plant          24,000        20.0
                          Benton, AR                 Plant          12,100        15.6
                          Jonesboro, AR              Plant                                    45,600       10.7       2002
                          Toccoa, GA                 Plant          17,100        12.8
                          Green Cove Springs, FL     Plant           2,000         5.1
Magazine publications     San Juan Capistrano, CA    Office                                   16,400                  1997
General office .........  Auburn, CA                 Office                                    1,583                  1998

   All of the above facilities are in good operating condition and adequate for current business requirements.

ITEM 3. LEGAL PROCEEDINGS

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED STOCKHOLDER MATTERS

   The text and tabular presentation appearing under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 14 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 6. SELECTED FINANCIAL DATA


   The tabular presentation appearing under the caption "Selected Financial Data" on page 15 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The text appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 12 and ending on page 13 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 is incorporated herein by reference in accordance with the provisions of Rule 12b-23.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Independent Auditors' Report commencing on page 1 and ending on page 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 are incorporated herein by reference in accordance with the provisions of Rule 12b-23.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A)(1) Financial Statements:

   Consolidated Balance Sheets as of December 28, 1996 and December 30, 1995 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the three fiscal years in the period ended December 28, 1996, Notes to Consolidated Financial Statements and Independent Auditors' Report commencing on page 1 and ending on page 11 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 28, 1996 are incorporated herein by reference. With the exception of the pages referred to in the preceding sentence and other information specifically incorporated by reference in this Form 10-K, the Registrant's Annual Report to Shareholders for the fiscal year ended December 30, 1995 is not deemed filed as a part of this Report.

      (2) Financial Statement Schedules:

   Independent Auditors' Report on Schedule II Valuation and Qualifying Accounts for the Fiscal Years Ended December 28, 1996, December 30, 1995 and December 31, 1994. Financial statements and schedules not listed above are omitted because of the absence of the conditions under which they are required or because the information, if material, is set forth in the consolidated financial statements or the notes thereto.


      (3) The following Exhibits are filed as part of this Report: The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

 3.1     Certificate of  Incorporation  of the Registrant as Amended October 17,
         1994.  Incorporated  by  reference  to Exhibit 3.1 of the  Registrant's
         Amended Form 10-K for the year ended December 30, 1995.
 3.2     By-Laws of the  Registrant,  as Amended  May 7, 1991.  Incorporated  by
         reference to Exhibit 3.2 of the Registrant's  Amended Form 10-K for the
         year ended December 30, 1995.
10.1     Performance Recognition Plan, dated December 25, 1993.(1)
10.2     Performance  Share  Plan,  as  Amended  May 9,  1990.  Incorporated  by
         reference to Exhibit 10.2 of the Registrant's Amended Form 10-K for the
         year ended December 30, 1995.(1)
10.3     Amendment to Performance Share Plan, dated May 1, 1991.
10.4     Executive  Deferred  Compensation  Plan.  Incorporated  by reference to
         Exhibit 10.2 of the Registrant's  Form 10-K for the year ended December
         26, 1987.
10.5     Amendment to Executive Deferred Compensation Plan, dated May 1, 1991.
10.6     Incentive  Bonus   Compensation   Plan,  as  Amended   September  1980.
         Incorporated by reference to Exhibit 10.4 of the  Registrant's  Amended
         Form 10-K for the year ended December 30, 1995.(1)
10.7     Salary Continuation Plan. Incorporated by reference to Exhibit 5.4.1 of the Registrant's Form 10-K for the year ended June 30, 1975.(1)
10.8     Loan and Security  Agreement,  Guarantees and Promissory Notes for loan from The CIT Group/Equipment  Financing, Inc. Incorporated by reference to Exhibit 10 of the Registrant's  Form 10-Q for the period ended March
         26, 1994.
10.9     Loan and Security  Agreement and Guarantees  from the CIT  Group/Credit
         Finance,  Inc.  Incorporated  by  reference  to  Exhibit  10.2P  of the
         Registrant's Form 10Q-A for the period ended July 1, 1995.
13*      Annual Report to  Shareholders  for the Fiscal Year Ended  December 28,
         1996 (parts not incorporated by reference are furnished for information purposes only and are not filed herewith).
21*      Subsidiaries of the Registrant.
23*      Independent Auditors' Consent and Report on Schedule.
27*      Financial Data Schedule

(1) Designates management contracts or compensatory plan arrangements required to be filed pursuant to Item 14(c) of Form 10-K.

* Items not  previously  filed are designated by an asterisk.

   (b) No reports on Form 8-K were filed during the three months ended December 28, 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FOR BETTER LIVING, INC.
                                          (Registrant)


Date: March 18, 1997                      By:   KARL M. STOCKBRIDGE
     --------------------------               ----------------------------
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

 Signature                                  Capacity                   Date
----------------------- ---------------------------------------------- ------------------
    RICHARD G. FABIAN                Chairman of the Board             March 18, 1997
 ----------------------- (Principal Executive Officer and Director)
    Richard G. Fabian

       F.G. FABIAN               Chairman Emeritus and Director        March 18, 1997
 -----------------------
       F.G. Fabian

    WILLIAM S. FARMER                       Director                   March 18, 1997
 -----------------------
    William S. Farmer

   DANNA LEWIS-GORDON                       Director                   March 18, 1997
 -----------------------
   Danna Lewis-Gordon

   STEVEN A. HASSMANN                       Director                   March 18, 1997
 -----------------------
   Steven A. Hassmann

  KARL M. STOCKBRIDGE                       Director                   March 18, 1997
 -----------------------
  Karl M. Stockbridge

    PETER F. SULLIVAN                       Director                   March 18, 1997
 -----------------------
    Peter F. Sullivan

     GEORGE S. WEST                         Director                   March 18, 1997
 -----------------------
     George S. West

                                                                     SCHEDULE II

                   FOR BETTER LIVING, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED DECEMBER 28, 1996, DECEMBER 30, 1995 AND DECEMBER 31, 1994
                                (IN THOUSANDS)

                                                       1996     1995      1994
                                                     -------  -------   -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Balance at beginning of fiscal year ............    $ 747     $ 841     $ 570
  Provision charged to income ....................      344       230       424
  Uncollectible receivables written off, net
    of recoveries ................................     (244)     (324)     (153)
                                                      -----     -----     -----
  Balance at end of fiscal year ..................    $ 847     $ 747     $ 841
                                                      =====     =====     =====


FOR BETTER LIVING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------    1
(IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                                                                                      DECEMBER 28,      DECEMBER 30,
                                                                                                          1996             1995
                                                                                                        --------         --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................................          $  1,518         $  1,528
  Accounts receivable (less allowance for doubtful accounts of $847,000
    and $747,000 at December 28, 1996 and December 30, 1995, respectively) ...................            17,259           13,177
  Inventories ................................................................................             9,978            8,401
  Deferred income taxes ......................................................................             1,873            2,065
  Other current assets .......................................................................             2,483            3,881
                                                                                                        --------         --------
     Total current assets ....................................................................            33,111           29,052
                                                                                                        --------         --------
PROPERTY:
  Property at cost ...........................................................................            40,379           39,967
  Less accumulated depreciation and amortization .............................................           (29,271)         (28,614)
                                                                                                        --------         --------
     Property, net ...........................................................................            11,108           11,353
                                                                                                        --------         --------
AVAILABLE-FOR-SALE SECURITIES ................................................................               164            1,700
OTHER ASSETS .................................................................................             2,633              477
                                                                                                        --------         --------
                                                                                                        $ 47,016         $ 42,582
                                                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations ..............................          $  1,624         $  1,217
Accounts payable .............................................................................             4,647            4,139
Accrued salaries and wages ...................................................................             2,976            1,941
Deferred income ..............................................................................             2,009            1,860
Accrued insurance ............................................................................               467              999
Other current liabilities ....................................................................             1,806            3,026
                                                                                                        --------         --------
    Total current liabilities ................................................................            13,529           13,182
                                                                                                        --------         --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .................................................            15,565           11,718
                                                                                                        --------         --------
OTHER LIABILITIES (primarily deferred compensation) ..........................................               893            1,039
                                                                                                        --------         --------
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock--par value $1 per share (authorized, 150,000 shares;
  outstanding, none)
  Common stock--par value $.05 per share (authorized, 2,500,000 shares;
    outstanding, 877,816 shares) .............................................................                44               44
  Additional paid-in capital .................................................................             1,083            1,083
  Net unrealized gains on available-for-sale securities, net of taxes ........................                33              214
  Retained earnings ..........................................................................            15,869           15,302
                                                                                                        --------         --------
    Total stockholders' equity ...............................................................            17,029           16,643
                                                                                                        --------         --------
                                                                                                        $ 47,016         $ 42,582
                                                                                                        ========         ========

See accompanying notes to consolidated financial statements.


  FOR BETTER LIVING, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
2 -----------------------------------------------------------------------------
  (IN THOUSANDS)

                                                                                                     YEARS ENDED
                                                                               ----------------------------------------------------
                                                                               DECEMBER 28,         DECEMBER 30,       DECEMBER 31,
                                                                                  1996                  1995               1994
                                                                                 --------             --------           --------
NET REVENUES .......................................................             $ 97,971             $ 81,517           $ 71,396
COST AND EXPENSES:
  Cost of sales ....................................................               62,853               50,422             45,563
  Selling, general and administrative expenses .....................               32,324               29,265             27,711
  Interest expense .................................................                1,607                1,253                873
                                                                                 --------             --------           --------
    Total cost and expenses ........................................               96,784               80,940             74,147
                                                                                 --------             --------           --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
 TAXES .............................................................                1,187                  577             (2,751)
PROVISION (BENEFIT) FOR TAXES ......................................                  532                  261               (915)
                                                                                 --------             --------           --------
NET INCOME (LOSS) ..................................................             $    655             $    316           $ (1,836)
                                                                                 ========             ========           ========
NET INCOME (LOSS) PER COMMON SHARE .................................             $    .75             $   0.36           ($  2.09)
                                                                                 ========             ========           ========


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            NET UNREALIZED
                                                                               GAINS ON
                                              COMMON STOCK     ADDITIONAL  AVAILABLE-FOR-SALE
                                           ------------------   PAID-IN       SECURITIES,      RETAINED
                                            SHARES    AMOUNT    CAPITAL       NET OF TAXES     EARNINGS    TOTAL
                                           --------  -------- ------------ ------------------ ---------- ---------
BALANCE, December 25, 1993 ..............       878   $    44    $ 1,083                       $16,998   $18,125
Effect of change in accounting principle,
 net of taxes ...........................                                       $   716                      716
Net unrealized gains on available-
 for-sale securities, net of taxes                                                   51                       51
Net loss ................................                                                       (1,836)   (1,836)
Cash dividends ($.10 per share) .........                                                          (88)      (88)
                                            -------   -------    -------        -------        -------   -------
BALANCE, December 31, 1994 ..............       878        44      1,083            767         15,074    16,968
Net unrealized gains on available-
 for-sale securities, net of taxes ......                                          (553)                    (553)
Net income ..............................                                                          316       316
Cash dividends ($.10 per share) .........                                                          (88)      (88)
                                            -------   -------    -------        -------        -------   -------
BALANCE, December 30, 1995 ..............       878        44      1,083            214         15,302    16,643
Net unrealized gains on available-
 for-sale securities, net of taxes ......                                          (181)                    (181)
Net income ..............................                                                          655       655
Cash dividends ($.10 per share)..........                                                          (88)      (88)
                                            -------   -------    -------        -------        -------   -------
BALANCE, December 28, 1996 ..............       878   $    44    $ 1,083        $    33        $15,869   $17,029
                                            =======   =======    =======        =======        =======   =======

See accompanying notes to consolidated financial statements.

FOR BETTER LIVING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------ 3
(IN THOUSANDS)

                                                                                                       YEARS ENDED
                                                                                      ---------------------------------------------
                                                                                      DECEMBER 28,      DECEMBER 30,   DECEMBER 31,
                                                                                          1996              1995          1994
                                                                                        -------           -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................          $   655           $   316        $(1,836)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization of property ...............................            1,538             1,803          2,065
     Other amortization ......................................................              139               145             70
     Provision for losses on accounts receivable .............................              344               230            424
     Deferred income taxes ...................................................              426              (412)          (718)
     Deferred compensation ...................................................               92                73            (50)
     (Gain) loss on sales of available-for-sale securities ...................             (330)           (1,255)             4
     Write-down of real estate to fair market value ..........................                                               502
     Other ...................................................................              (66)              (70)           (18)
     Changes in operating assets and liabilities:
        Accounts receivable ..................................................           (4,426)           (4,057)           399
        Inventories ..........................................................           (1,577)                5            950
        Other current assets .................................................            1,292              (451)        (1,713)
        Other assets .........................................................             (967)              661           (270)
        Accounts payable .....................................................              508              (890)           399
        Accrued salaries and wages ...........................................            1,035               327           (739)
        Deferred income ......................................................              149               269            406
        Other current liabilities ............................................           (1,752)             (273)          (548)
        Other liabilities ....................................................             (238)             (390)          (544)
                                                                                        -------           -------        -------
           Net cash used in operating activities .............................           (3,178)           (3,969)        (1,217)
                                                                                        -------           -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property ......................................................           (2,836)           (2,343)        (1,574)
  Purchases of available-for-sale securities .................................             (373)                            (717)
  Proceeds from sale of property and available-for-sale
    securities ...............................................................            3,801             1,886            194
                                                                                        -------           -------        -------
           Net cash provided by (used in) investing activities ...............              592              (457)        (2,097)
                                                                                        -------           -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt and capital lease obligations .............................           (1,474)           (5,957)        (7,204)
  Cash used to secure lending arrangements....................................           (1,300)              --             --
  Proceeds from short-term borrowings ........................................                              3,025          1,225
  Proceeds from long-term debt ...............................................            5,438             7,146          7,000
  Dividends paid .............................................................              (88)              (88)           (88)
                                                                                        -------           -------        -------
           Net cash provided by financing activities .........................            2,576             4,126            933
                                                                                        -------           -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .................................................................              (10)             (300)        (2,381)
CASH AND CASH EQUIVALENTS, beginning of year .................................            1,518             1,828          4,209
                                                                                        -------           -------        -------
CASH AND CASH EQUIVALENTS, end of year .......................................          $ 1,518           $ 1,528        $ 1,828
                                                                                        =======           =======        =======
SUMMARY OF NON-CASH INVESTING ACTIVITIES:
  Equipment acquired through capital lease transaction .......................          $   257           $  --          $  --
                                                                                        =======           =======        =======

See accompanying notes to consolidated financial statements.

  FOR BETTER LIVING, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4 ------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING
   PRINCIPLES AND OTHER

   Nature of Operations--For Better Living, Inc. (the Company) was incorporated in Delaware in 1969. The Quikset Organization, a wholly-owned subsidiary, is primarily engaged in the manufacture and distribution of precast concrete and plastic products, which are primarily marketed to utility companies throughout the United States and Canada. Surfer Publications, also a wholly-owned subsidiary, is primarily engaged in the publication of specialty magazines. Surfer Publications also produces cable television and home video programs.

   Principles of Consolidation--The accompanying consolidated financial statements include the accounts of For Better Living, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

   Fiscal Year-end--The Company's fiscal year ends on the last Saturday in December.

   Inventories--Inventories are stated principally at the lower of first-in, first-out cost or market.

   Cash Equivalents--The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Property, Depreciation and Amortization--The cost of property is depreciated over the estimated useful lives of the assets by application of the straight-line method to specific assets. The cost of leasehold improvements is amortized over the shorter of the estimated useful lives of the assets or the remaining lease periods of the associated leases.

   Investments--The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires the classification of investments in debt and equity securities into three categories; held to maturity, trading and available-for-sale. At December 28, 1996 the Company has only available-for-sale securities which are non- current assets. Equity securities classified as available-for-sale securities are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity, net of deferred taxes.

   Revenue Recognition--Revenue is generally recognized upon shipment.

   Income Taxes--Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and income tax basis of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

   Income (Loss) Per Common Share--Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each year. The number of common shares used in computing earnings per common share for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 is 877,816.

   Deferred   Income--Deferred   income   represents   amounts   received   from
subscriptions in advance of magazine deliveries and is reflected in revenues over the subscription term.

   Reclassifications--Certain   amounts  as   previously   reported   have  been
reclassified to conform to the current period presentation.

   Related Party Transactions--A director of the Company is associated with a law firm that rendered legal services resulting in fees charged to the Company during 1996 and 1995 of approximately $93,000 and $156,000, respectively. Approximately $7,000 and $51,000 is included in other current liabilities as of December 28, 1996 and December 30, 1995, respectively. A director of the Company is the principal of an investment banking firm that provided consulting services resulting in fees charged to the Company during 1996 and 1995 of approximately $75,000 and $60,000, respectively.

   Stock-based Compensation--The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its related interpretations.

   The Company adopted the disclosure portion of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation, as of January 1, 1996. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation costs is measured at the grant date based on the fair value of the award and is recognized over the

------------------------------------------------------------------------------ 5

service period. At December 28, 1996 the Company was not required to provide additional disclosures for its stock-based compensation plans under this statement.

   Fair Value of Financial Instruments--The carrying value of accounts receivable and accounts payable approximate fair value due to the short maturities of such instruments. The carrying value of notes receivable and long-term debt approximate fair value due to the fact the majority of the instruments are based on variable interest rates.

   Use of Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   Magazine Distribution--The Company has an agreement with an outside service bureau that handles all subscription mailings of its specialty magazines. The Company also has an agreement with a newsstand distributor that handles all shipments, returns and collections with respect to single copy magazine sales. The termination of either agreement could result in delays in magazine distribution which could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources of distribution could be obtained.

2. INVESTMENTS

   Aggregate cost and fair value of available-for-sale securities are as follows (in thousands):

                                                      DECEMBER         DECEMBER
                                                      28, 1996         30, 1995
                                                      --------         --------
Aggregate cost ...............................         $   110          $ 1,342
Aggregate market value .......................             164            1,700
Gross unrealized gains .......................              60              378
Gross unrealized losses ......................              (5)             (20)
Net unrealized gains included
 in stockholders' equity, net
 of taxes ....................................              33              214
Purchases ....................................             373
Proceeds from sale ...........................           1,605            1,795

   Net gains and losses realized on the disposition of investments included in the consolidated statements of operations for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 were $330,000, $1,255,000 and
$(4,000), respectively.

3. INVENTORIES

   Inventories consist of the following (in thousands):

                                                      DECEMBER         DECEMBER
                                                      28, 1996         30, 1995
                                                      --------         --------

Finished products ............................           $6,585           $5,455
Work-in-process ..............................              398              337
Raw materials and supplies ...................            2,995            2,609
                                                         $9,978           $8,401

4. PROPERTY

   Property consists of the following (in thousands):
                                                        ACCUMULATED
                                                        DEPRECIATION
                                            PROPERTY,       AND        PROPERTY,
                                             AT COST    AMORTIZATION      NET
                                             -------       -------      -------
December 28, 1996:
  Land ...............................       $ 1,765       $  --         $ 1,765
  Buildings and leasehold
   improvements ......................        10,297         5,820         4,477
  Machinery and equipment ............        28,317        23,451         4,866
                                             -------       -------       -------
                                             $40,379       $29,271       $11,108
                                             =======       =======       =======

                                                        ACCUMULATED
                                                        DEPRECIATION
                                            PROPERTY,       AND        PROPERTY,
                                             AT COST    AMORTIZATION      NET
                                             -------       -------      -------
December 30, 1995:
  Land ...............................       $ 2,287       $  --         $ 2,287
  Buildings and leasehold
   improvements ......................         9,691         5,626         4,065
  Machinery and equipment ............        27,989        22,988         5,001
                                             -------       -------       -------
                                             $39,967       $28,614       $11,353
                                             =======       =======       =======

5. BORROWING ARRANGEMENTS AND
   LONG-TERM DEBT

   Long-term debt (exclusive of the current portion included in current liabilities) consists of the following (in thousands):

                                                        DECEMBER     DECEMBER
                                                        28, 1996     30, 1995
                                                        --------     --------

Secured line of credit, due June 27, 1999 ............    $12,514    $ 7,076
Secured term loan, due July 31, 2000 .................      2,500      3,500
Subordinated income debentures,
 due December 15, 1997 (less unamortized
 discount of $_________ and $72,000,
 respectively) .......................................       --          496
Other ................................................         58        280
                                                        ---------    --------
                                                          $15,072    $11,352
                                                        =========    ========

   In 1994 the Company  entered into a $7 million term loan  agreement (the Term
Loan) secured by virtually all of the Company's machinery and equipment.
The Term Loan bears interest at the 30-day London

6 -----------------------------------------------------------------------------

Interbank Offered Rate, plus 2.97% (8.35% at December 28, 1996) and requires repayments through June 30, 2000. The Company was not in compliance with all covenants of the Term Loan at the end of 1996. The Company has received a commitment from the lender of the Term Loan to refinance the remaining balance of the Term Loan and to extend additional debt. The lender has further proposed that all loan covenants be removed. The Company anticipates that it will accept the lender's proposal, or secure more favorable financing, during fiscal year 1997. Accordingly, the Company has classified its Term Loan in accordance with the terms of the expected refinancing.

   In June 1995, the Company entered into a revolving line of credit agreement (the Line of Credit) which provided the Company up to $10 million of available funds on a revolving basis (based on a borrowing base formula, as defined). During the second quarter of 1996 the Company renegotiated the Line of Credit to provide for: an increase in the credit availability from $10 million to $20 million, a reduction of the interest rate from prime plus 1.25% to prime plus 1.00%, a two year extension of the agreement from June 27, 1997 to June 27, 1999 and a reduction in early termination fees in the event the Company chooses to terminate the agreement before the end of the term. The prime rate was 8.25% at December 28, 1996. The Line of Credit is collateralized by essentially all of the Company's accounts receivable, inventories, plant and equipment (excluding land and buildings), and certain intangible assets. The commitment under the Line of Credit may be used to support letters of credit issued for the Company, the face amounts of which are applied to total commitment. The terms of the Line of Credit require the Company to maintain a minimum tangible net worth.

   The subordinated income debentures mature December 15, 1997. The interest rate is variable at the rate of 1% per annum for each $100,000 of consolidated net income for the immediately preceding fiscal year, with minimum and maximum rates of 5% and 10%, respectively. The interest rate was 5% per annum at December 28, 1996, which rate will be effective through June 30, 1997. The interest rate will be 7% per annum for the period July 1, 1997 through December 15, 1997. The income debentures were discounted to approximate the market rate of interest at date of issuance for similar obligations (approximately 11%).

   As of December 28, 1996, the Company had two standby letters of credit outstanding, one for $808,000 and one for $445,000.

   Cash interest payments on borrowing arrangements and long-term debt during the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 were $1,408,000, $1,080,000 and $828,000, respectively.

   Future principal payments on long-term debt as of December 28, 1996 are summarized as follows (in thousands):

1997 ..................................................                  $ 1,496
1998 ..................................................                   13,514
1999 ..................................................                    1,000
2000 ..................................................                      500
2001 ..................................................                     --
Thereafter ............................................                       58
                                                                         -------
                                                                         $16,568
                                                                         =======

6. LEASES

   The Company leases a significant portion of its facilities under operating leases that expire at various times through 2034.

   Future rental commitments at December 30, 1996 under operating leases are summarized as follows (in thousands):

1997 ........................................................            $ 2,113
1998 ........................................................              1,930
1999 ........................................................              1,016
2000 ........................................................                866
2001 ........................................................                852
Thereafter ..................................................              7,594
                                                                         -------
    Total minimum rental commitments ........................            $14,371
                                                                         =======

   Rental  expense  under   operating   leases  is  summarized  as  follows  (in
thousands):

                                                     YEARS ENDED
                                            -----------------------------
                                            DECEMBER  DECEMBER   DECEMBER
                                            28, 1996  30, 1995   31, 1994
                                            --------  --------   --------
TOTAL RENTAL EXPENSE ....................... $1,850     $984      $1,068

   During January 1996, the Company entered into an agreement for the sale and leaseback of miscellaneous machinery and equipment. The lease is classified as an operating lease in accordance with Statement of Financial Accounting
Standards No. 13, "Accounting for Leases". The book value and associated depreciation of the machinery and equipment, approximately $1,084,000 and $203,000, respectively, were removed from the accounts and a loss of approximately $7,000 recognized on the transaction. Payments under the lease, which commenced in February 1996 for 60 months, approximate $312,000 annually.

------------------------------------------------------------------------------ 7

   The Company also leases certain properties under capital leases. Property held under capital leases is summarized as follows (in thousands):

                                                          DECEMBER      DECEMBER
                                                          28, 1996      30, 1995
                                                          --------      --------

Land ...........................................            $--          $ 80
Buildings and leasehold
 improvements ..................................            $570         $570
Machinery and equipment ........................            $354         $511
Accumulated amortization .......................            $383         $653

   Future minimum lease payments as of December 28, 1996 under capital leases are summarized as follows (in thousands):

1997 .............................................................          $159
1998 .............................................................           130
1999 .............................................................           130
2000 .............................................................           129
2001 .............................................................           129
Thereafter .......................................................            69
                                                                            ----
Total future minimum lease payments ..............................           746

Less amount representing interest at rates
 implicit in the lease agreements ................................           125

Present value of net minimum lease payments ......................           621
Less current portion .............................................           128
                                                                            ----
Noncurrent portion ...............................................          $493
                                                                            ====

   To reduce the cost of its lease financing, the Company has pledged some of its cash reserves as security for lending arrangements.

   Interest paid on capital lease obligations was $33,000, $37,000 and $51,000 for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

7. STOCKHOLDERS' EQUITY

   The Company has adopted a Performance Share Plan (Plan) under which performance share units (Units) may be awarded by the Board of Directors to key employees of the Company. Units mature five years after the award date (subject to certain extensions), have a maturity value equal to the increase in the book value per common share (as defined) since the date of award and vest to the participant at the rate of 20% per year. The Plan permits, among other options, the participant to receive the value of the matured Units in cash or, subject to certain limitations, to apply the value of vested Units towards the purchase of an equal number of the Company's $.05 par value common stock (Stock) at the prevailing market price. As of December 28, 1996, the Company had 114,149 Units outstanding, of which 67,687 were vested. Of the vested Units, 2,280 could be surrendered to purchase shares of the Company's Stock during 1997.

8. TAXES BASED ON INCOME

   The provision (benefit) for taxes based on income consists of the following (in thousands):

                                                        YEARS ENDED
                                            -----------------------------------
                                            DECEMBER     DECEMBER      DECEMBER
                                            28, 1996     30, 1995      31, 1994
                                            --------     --------      --------
Currently payable:
  Federal ..........................         $  42         $(161)       $(543)
  State ............................            64            10          346

Deferred:
  Federal ..........................           303           343         (480)
  State ............................           123            69         (238)
                                             -----         -----        -----
                                             $ 532         $ 261        $(915)
                                             =====         =====        =====

   As of December 28, 1996 and December 30, 1995, the Company had net deferred tax assets as follows (in thousands):

                                                          DECEMBER      DECEMBER
                                                          28, 1996      30, 1995
                                                          --------      --------
Restructuring provisions .........................       $   105        $   236
Deferred compensation plan .......................           244            254
Vacation accruals ................................           231            180
Allowance for doubtful accounts ..................           395            323
Workers compensation plan ........................          --               62
Inventory reserves ...............................         1,047          1,064
Net operating loss carryforward ..................            89            119
California unitary assessment ....................           262            262
Write-down of fixed asset ........................          --              217
Miscellaneous loss reserves ......................            91            229
Other ............................................           103            132
Alternative minimum tax credit
 carryforward ....................................           180            214
                                                         -------        -------
Gross deferred tax assets ........................         2,747          3,292
Excess of tax depreciation over
 financial depreciation ..........................          (454)          (441)
State taxes ......................................          (190)          (222)
Unrealized gain on available-for-sale
 securities ......................................           (24)          (155)
Other ............................................          (200)          (233)
                                                         --------      --------
Gross deferred tax liabilities ...................          (868)        (1,051)
                                                         --------      --------
Net deferred tax asset ...........................       $ 1,879        $ 2,241
                                                         ========      ========

   The Company estimates that the majority of its deferred tax assets will be realized during the next three fiscal years.

   Of the total net deferred tax assets shown above, $6,000 and $176,000, respectively, are included in other assets as of December 28, 1996 and December 30, 1995 on the accompanying consolidated balance sheets.

8 -----------------------------------------------------------------------------

   A reconciliation between the provision (benefit) for taxes computed by applying the federal statutory rate to income before taxes and the actual provision (benefit) for taxes is as follows (in thousands):

                                                          YEARS ENDED
                                                 -------------------------------
                                                 DECEMBER   DECEMBER   DECEMBER
                                                 28, 1996   30, 1995   31, 1994
                                                 --------   --------   ---------

Provision (benefit) for taxes at
 statutory rate ...............................    $ 404      $ 202      $(935)
State taxes, after federal
  income tax benefit ..........................      123         52       (115)
Dividend exclusion ............................      (61)       (96)       (16)
Other, net ....................................       66        103        151
                                                   -----      -----      -----
                                                   $ 532      $ 261      $(915)
                                                   =====      =====      =====
Effective income tax rate .....................     44.8%      45.2%      33.3%
                                                   =====      =====      =====

   Income tax cash payments during the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 were $104,000, $77,000 and $380,000, respectively.

   The Company received, in prior periods, notices of proposed assessments from the California Franchise Tax Board (CFTB) relating to its 1978-1981 tax years. The principal issue raised in these notices was whether the Company's oil and gas operations were part of a unitary business with the other operations of the Company. The CFTB has taken the position that the oil and gas operations are not unitary in nature and, therefore, has disallowed, for California purposes, losses arising from oil and gas operations. The Company paid the assessed taxes of $379,000 and associated interest of $946,000 in 1992. It filed suit in 1994 and received a decision in its favor in February 1995 for recovery of these amounts, plus interest. The CFTB has appealed that decision however, and the matter is now pending before the California Court of Appeal. The Company expects a decision before the end of 1997.

   Deductions similar to those questioned by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB is currently examining these subsequent periods and, as a result of its examination, has issued a notice of pro- posed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $535,000 through the end of fiscal year 1996. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.

9. SEGMENT INFORMATION

   As of December 28, 1996, the significant industry segments of the Company were (1) the manufacture and distribution of precast concrete and plastic structures (The Quikset Organization), and (2) the publication of specialty magazines (Communications Group). Total revenues by industry include both revenues to unaffiliated customers, as reported in the Company's consolidated statements of operations and intersegment revenues. Intersegment revenues are accounted for on the same basis as revenues to unaffiliated customers.

   The Quikset Organization markets a substantial portion of its products to utility companies and general contractors serving the utility industry. This segment's risk of loss due to granting credit to its customers is reduced by, among other things, the use of applicable lien laws to secure payments.

   Operating profit is equal to net revenues less operating expenses. In computing operating profit, taxes on income, general corporate expenses and interest expense have been excluded.

   Identifiable assets by industry are those assets that are used in the Company's operations in each industry segment.

-----------------------------------------------------------------------------  9

REVENUES (IN THOUSANDS)

                                             UNAFFILIATED    INTER-
                                              CUSTOMERS      SEGMENT     TOTAL
                                              --------     ---------    --------
Fiscal year ended December 28, 1996:
  The Quikset Organization ...............    $ 80,476     $           $ 80,476
  Communications Group ...................      16,437       16,437
  Other ..................................       1,058           26       1,084
                                              --------     ---------   --------
                                                97,971           26      97,997
  Eliminations ...........................         (26)                     (26)
                                              --------     ---------   --------
  Consolidated net revenues ..............    $ 97,971     $   --      $ 97,971

Fiscal year ended December 30, 1995:
  The Quikset Organization ...............    $ 64,704     $   --      $ 64,704
  Communications Group ...................      14,889                   14,889
  Other ..................................       1,924          158       2,082
                                              --------     ---------   --------
                                                81,517          158      81,675
  Eliminations ...........................                     (158)       (158)
                                              --------     ---------   --------
  Consolidated net revenues ..............    $ 81,517     $   --      $ 81,517

Fiscal year ended December 31, 1994:
  The Quikset Organization ...............    $ 60,267     $   --      $ 60,267
  Communications Group ...................      10,958                   10,958
  Other ..................................         171          158         329
                                              --------     ---------    --------
                                                71,396          158      71,554
  Eliminations ...........................                     (158)       (158)
                                              --------     ---------    --------
  Consolidated net revenues ..............    $ 71,396     $   --      $ 71,396
                                              --------     ---------   --------

OPERATING PROFIT (LOSS) (IN THOUSANDS)

                                                DECEMBER    DECEMBER  DECEMBER
                                                28, 1996    30, 1995  31, 1994
                                                 -------    -------    -------
The Quikset Organization .....................   $ 1,816    $   (41)   $(1,745)
Communications Group .........................     1,864      1,985      1,243
Other ........................................     1,055      2,038       (122)
                                                 -------    -------    -------
  Total operating profit (loss) ..............     4,735      3,982       (624)
General corporate expenses ...................    (1,941)    (2,152)    (1,254)
Interest expense .............................    (1,607)    (1,253)      (873)
                                                 -------    -------    -------
  Income (loss) before provision (benefit)
   for taxes .................................   $ 1,187    $   577    $(2,751)
                                                 =======    =======    =======

IDENTIFIABLE ASSETS, DEPRECATION, AMORTIZATION AND
PROPERTY ADDITIONS (IN THOUSANDS)

                                                        DEPRECIATION
                                            IDENTIFIABLE    AND      PROPERTY
                                               ASSETS   AMORTIZATION ADDITIONS
                                               ------   ------------ ---------
December 28, 1996:
  The Quikset Organization .................   $37,478     $1,446     $2,416
  Communications Group .....................     4,164         58        389
  Corporate ................................     4,250        167         31
  Other ....................................     1,124          6
                                               -------     ------     ------
                                               $47,016     $1,677     $2,836
December 30, 1995:
  The Quikset Organization .................   $32,632     $1,692     $2,273
  Communications Group .....................     4,958         48         51
  Corporate ................................     2,447        174         19
  Other ....................................     2,545         34
                                               -------     ------     ------
                                               $42,582     $1,948     $2,343
December 31, 1994:
  The Quikset Organization .................   $30,108     $ 1,931    $1,477
  Communications Group .....................     3,917          42        71
  Corporate ................................     3,046         111        26
  Other ....................................     2,433          51
                                               -------     -------    ------
                                               $39,504     $ 2,135    $1,574
                                               =======     =======    ======

10 ----------------------------------------------------------------------------

10. PENSION PLAN

   The Company has a defined benefit pension plan (Pension Plan) covering certain employees. The benefits associated with the Pension Plan are determined by a formula based on years of service. The Company's funding policy is to contribute amounts that are sufficient to satisfy legal funding requirements and are deductible for federal income tax purposes.

   Pension expense for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 consists of the following (in thousands):

                                            DECEMBER   DECEMBER   DECEMBER
                                            28, 1996   30, 1995   31, 1994
                                            --------   --------   --------
Service cost ...............................  $150      $ 132     $ 170
Interest cost ..............................   255        232       222
Return on plan assets ......................  (164)      (131)     (134)
Other ......................................   (81)      (115)     (100)
                                              ----      -----     -----
                                              $160      $ 118     $ 158
                                              ====      =====     =====

   A reconciliation of the funded status of the Pension Plan with the amount included in other current liabilities consists of the following (in thousands):

                                                         DECEMBER     DECEMBER
                                                         28, 1996     30, 1995
                                                         -------      --------

Plan assets at fair value ........................       $ 3,406      $ 3,209
Actuarial present value of
 accumulated plan benefits:
 Vested ..........................................         3,282        3,057
 Nonvested .......................................            64           43
                                                         -------      -------
                                                           3,346        3,100
Additional projected benefits ....................           158          154
                                                         -------      -------
Projected benefit obligation .....................         3,504        3,254
                                                         -------      -------
Deficit of plan assets over projected
 benefit obligation ..............................           (98)         (45)
Less:
  Unrecognized transition assets .................            11           21
  Unrecognized net gain ..........................            97          201
  Unrecognized prior service cost ................          (124)        (148)
                                                         -------      -------
Pension liability ................................       $   (82)     $  (119)
                                                         =======      =======


   Significant assumptions for the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 were as follows:

 Discount rate on projected benefit                                       8%
                                                                          =
 obligation
Long-term rate of return on plan assets                                   8%
                                                                          =

   Assets held by the Pension Plan consist of unallocated insurance contracts stated at contract value which approximates market value.

----------------------------------------------------------------------------- 11

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of For
Better Living, Inc.:

  We have audited the accompanying consolidated balance sheets of For Better Living, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of For Better Living, Inc. and subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Costa Mesa, California
March 14, 1997

12 ----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

LIQUIDITY AND CAPITAL REQUIREMENTS

   For the fiscal year ended December 28, 1996, cash and cash equivalents decreased $10,000. The primary sources of cash in 1996 were $5,438,000 from long-term borrowings and $3,801,000 from the sale of property and available-for-sale securities. The predominant uses of cash included $3,178,000 used in operating activities, $2,836,000 for purchases of property primarily for The Quikset Organization, $1,474,000 for the payments of debt and capital lease obligations $1,300,000 pledged to reduce the cost of lease financing and $373,000 for the purchase of available-for-sale securities.

  For the fiscal year ended December 30, 1995, cash and cash equivalents decreased by $300,000. The primary source of cash in 1995 was $7,146,000 from long-term borrowings and $3,025,000 from short-term borrowings. The predominant uses of cash included $5,957,000 for the payments of debt and capital lease obligations, $3,969,000 used in operating activities and $2,343,000 for purchases of property, primarily for The Quikset Organization.

   For the fiscal year ended December 31, 1994, cash and cash equivalents decreased $2,381,000. The primary source of cash during the period was $7,000,000 from long-term borrowings and $1,225,000 from short-term borrowings. The predominant uses of cash included $7,204,000 for debt and capital lease obligation repayments, $1,574,000 for purchases of property primarily for The Quikset Organization, $1,217,000 for operating activities and $717,000 for purchases of available-for-sale securities.

   As described in Note 5 of the Notes to Consolidated Financial Statements, the Company was not in compliance with all financial covenants of the Term Loan agreement at the end of 1996. The Company has received an offer from the Term Loan lender to refinance the Term Loan removing all loan covenants relating to financial statement balances, in addition to extending additional debt. The Company anticipates that it will accept the lender's proposal, or secure more favorable financing from another source, during fiscal year 1997.

   The Company renegotiated its Line of Credit agreement in the second quarter of 1996 to provide for an increase in credit availability to $20 million. The Line of Credit agreement, entered into in June of 1995, had previously provided up to $10 million of available funds.

   Management believes that its cash position, together with available credit and funds anticipated to be generated from its operations, will provide sufficient cash resources to finance its operating activities.

RESULTS OF OPERATIONS

   In fiscal year 1996, the Company's revenues increased $16,454,000. This was the result of increases of $15,772,000 at The Quikset Organization and $1,548,000 at the Communications Group, partially offset by a decrease in other revenues (primarily gains on available-for-sale securities) of $866,000.

   Revenues increased at The Quikset Organization as a result of increases in sales of both the Company's traditional business lines and increases in more highly engineered concrete and plastics products. There was particular growth in sales of highly engineered products to the telecommunications markets. Revenues increased at the Communications Group primarily as a result of increased advertising sales for all five of its magazines.

   During 1996 the Company's pre-tax income increased $610,000, primarily as the result of an increase in operating profit of $1,857,000 at The Quikset Organization and a decrease in general corporate expenses of $211,000. The increase in operating profit was partially offset by a decrease in operating profit of $121,000 at the Communications Group, a decrease in other operating profit of $983,000, and an increase in interest expense of $354,000.

   The increase in operating profit at the Quikset Organization was a result of increased revenue, an increase in gross margins and a decrease in marketing expense as a percentage of sales. The decrease in general corporate expenses was due to a decrease in personnel and other administrative costs. The decrease in operating profit at the Communications Group was due primarily to the expenses associated with the start-up of its new publication Inside Golf. The decrease in other operating profit was due primarily to a decrease in gains on the sale of available-for-sale securities. Interest expense increased due to increased borrowings to support increased accounts receivable balances and inventories as a result of increased revenue.

   In 1996, the Company realized a net profit on the sale of available-for-sale securities of $330,000.

   In fiscal year 1995 the Company's revenues increased $10,121,000. This was the result of increases of $3,931,000 at the Communications Group, $4,437,000 at The Quikset Organization, and $1,753,000 at the corporate level primarily as a result of the sale of securities.

----------------------------------------------------------------------------- 13

   Revenues increased at the Communications Group primarily as a result of increased advertising and newsstand sales for all four of its magazines. Revenues increased at The Quikset Organization as a result of greater sales of its products throughout its markets, especially at Quikset's Texas operations.

   During 1995 the Company's pre-tax income increased $3,328,000, primarily as a result of an increase in operating profit of $1,704,000 at Quikset, an increase in the operating profit of $742,000 at the Communications Group, and an increase of $2,160,000 in other operating profit. These increases were partially offset by an increase in general corporate expense of $898,000 and an increase in interest expense of $380,000.

   The increase in Quikset's 1995 operating profit was a result of increased revenue and associated profit, and a significant decrease in the write-offs for obsolete and excess inventory. The increase in operating profit at the Communications Group was primarily a result of increased revenue from advertising and newsstand sales and associated profits. The increase in other operating profit was primarily a result of the profitable disposition of available-for-sale securities.

   The increase in general corporate expenses was primarily due to the one-time reversal in 1994 of previously accrued expenses which were no longer required. The increase in interest expense was a result of the Company's increased borrowing.

   In   1995,   the   Company   recognized   a  net   profit   on  the  sale  of
available-for-sale securities of $1,255,000.

BUSINESS

   For Better Living, Inc. was incorporated in Delaware in 1969 and first issued publicly traded equity securities in 1972. The Company is primarily engaged in
(1) the manufacture and distribution of precast concrete and plastic products, and (2) the publication of specialty magazines. Following is a description of the Company's segments and the principal operations of each as of December 30, 1995 (see Note 9 in the accompanying consolidated financial statements):

CONCRETE AND PLASTIC PRODUCTS

   Associated Concrete Products, Inc., Dalworth Concrete Products, Inc. and DeKalb Concrete Products, Inc. (Concrete) and Associated Plastics, Inc. (Plastics) comprise the concrete and plastic products segment (The Quikset
Organization). Concrete designs, manufactures and distributes underground precast concrete structures. These products are marketed primarily to utility companies and general contractors by Concrete's eleven plants located in California, Texas, Arkansas, Georgia and Florida. Concrete has developed a patented line of precast concrete sectional boxes to house underground transformers, distribution systems and splicing manholes which are marketed under the trade name of Quikset.

   Concrete obtains its raw materials from domestic sources. Alternate sources are readily available.

   Although no reliable industry statistics are available, the Company believes that Concrete is one of the larger producers of underground precast concrete structures in the United States; however, in addition to other manufacturers of precast concrete and plastic products, Concrete also competes with contractors who pour structures on site.

   Plastics produces plastic products using a fiber reinforced plastic process and a "structural foam" process developed for injection molding. A number of products are now manufactured out of plastic material and are similar to existing product lines of Concrete.

   These products are marketed primarily to electrical and telephone utility companies throughout the United States and parts of Canada by Plastics' two plants located in California and Arkansas. The primary raw materials used by Plastics are acrylonitrile- butadiene-styrene copolymers, polyester resins and glass fiber reinforcements, which are purchased from alternate domestic sources.

SPECIALTY MAGAZINE PUBLICATIONS

   Surfer Publications (Communications Group) constitutes the specialty magazine publications segment. As of December 28, 1996, this segment published Surfer, Powder, Snowboarder, Bike and Inside Golf Magazines (published twelve, seven, eight, ten and eight times, respectively, per year). In September 1996, the first issue of Inside Golf was published. The Communications Group also produces cable television and home video programs.

   The in-house staff sells advertising, markets circulation and produces the editorial product (which is prepared electronically to press-ready film). The magazines are distributed to newsstands under contract with right of return for unsold copies. Subscription fulfillment, printing and television post-production services are procured from outside sources.

PRODUCT DEVELOPMENT

   The Company believes that its future growth depends upon its ability to continue developing new products and refining its existing products with a plus that is better than competition.

14 -----------------------------------------------------------------------------

   During the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, the Company spent $36,000, $248,000 and $179,000, respectively, for product development. These activities were primarily directed toward the improvement of existing products.

EMPLOYEES

   As of December 28, 1996, the Company employed 607 persons.

MARKET FOR THE REGISTRANT'S COMMON
STOCK AND RELATED STOCKHOLDER MATTERS

   The common stock of For Better Living, Inc. is traded on the NASDAQ Small-Cap Market under the symbol FBTR. The per-share range of closing high and low bid quotations and the dividends declared and paid, by quarter, for the fiscal years ended December 28, 1996 and December 30, 1995 were as follows:

                       FISCAL YEAR ENDED DECEMBER 28, 1996
--------------------------------------------------------------------------------
                                                           QUARTER
                                              ----------------------------------
                                              First   Second   Third    Fourth
                                              -----   ------   -----    ------
High bid ...................................  $9.50   $16.50   $14.00   $14.00
Low bid ....................................   9.00    13.00    14.00    13.00
Dividends ..................................            0.10


                       FISCAL YEAR ENDED DECEMBER 30, 1995
--------------------------------------------------------------------------------
                                                           QUARTER
                                              ----------------------------------
                                              First   Second   Third    Fourth
                                              -----   ------   -----    ------
High bid ...................................  $9.00   $8.63    $8.63    $9.00
Low bid ....................................   8.50    8.50     8.50     8.50
Dividends ..................................           0.10

   The market quotations were obtained from the NASD statistical report. Such quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. There were 200 record holders of the Company's common stock as of March 18, 1997.

FORM 10-K AVAILABLE

   The Company will furnish without charge to security holders a copy of its most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. Direct your request to Karl M. Stockbridge, Executive Vice President, For Better Living, Inc., 13620 Lincoln Way, Suite 380, Auburn, California 95603.

SELECTED FINANCIAL DATA
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------- 15

                                         DECEMBER 28,  DECEMBER 30, DECEMBER 31, DECEMBER 25, DECEMBER 26,
                                             1996         1995         1994        1993          1992
                                         ------------  ------------ ------------ ------------ ------------
Net revenues ...........................   $ 97,971     $ 81,517     $ 71,396    $ 67,857      $ 68,846
                                           ========     ========     ========    ========      ========
Net income (loss) ......................   $    655     $    316     $ (1,836)   $   (345)     $    720
                                           ========     ========     ========    ========      ========
Total assets ...........................   $ 47,016     $ 42,582     $ 39,504    $ 40,481      $ 39,522
                                           ========     ========     ========    ========      ========
Long-term obligations ..................   $ 15,565     $ 11,718     $  5,790    $  5,615      $  7,486
                                           ========     ========     ========    ========      ========
Weighted average number of common
 shares outstanding ....................        878          878          878         878           878
                                           ========     ========     ========    ========      ========
Income (loss) per common share .........   $   0.75     $   0.36     $  (2.09)   $  (0.39)     $   0.82
                                           ========     ========     ========    ========      ========
Cash dividends declared per common share   $   0.10     $   0.10     $   0.10    $   0.10      $   0.10
                                           ========     ========     ========    ========      ========

16 ----------------------------------------------------------------------------

COMPANY INFORMATION
--------------------------------------------------------------------------------

DIRECTORS                                INDEPENDENT ACCOUNTANTS

Richard G. Fabian                        Deloitte & Touche LLP
Chairman of the Board                    695 Town Center Drive
For Better Living, Inc.                  Costa Mesa, California 92626
Episcopal Priest
                                         COMMON STOCK
F. G. Fabian, Jr.                        REGISTRAR AND TRANSFER AGENT
Chairman Emeritus
For Better Living, Inc.                  U.S. Stock Transfer Corporation
                                         1745 Gardena Avenue, Suite 200
William S. Farmer                        Glendale, California 91204
Attorney at Law
Collette & Erickson                      CORPORATE OFFICE

Steven A. Hassmann                       13620 Lincoln Way, Suite 380
Principal                                Auburn, California 95603
Acacia Capital, Inc.                     Tel: (916) 823-9600
                                         Fax: (916) 823-9650
Danna Lewis-Gordon
President                                OPERATING COMPANIES
Surfer Publications
                                         THE QUIKSET ORGANIZATION
Karl M. Stockbridge                      2301 Dupont Drive, Suite 100
Executive Vice President                 Irvine, California 92715
For Better Living, Inc.
                                         SURFER PUBLICATIONS
                                         33046 Calle Aviador
Peter F. Sullivan                        San Juan Capistrano, California 92675
Marketing Manager Eastern Area
Pre-Sales Consulting
J.D. Edwards & Company

George S. West
President
The Quikset Organization

OFFICERS

Richard G. Fabian
Chairman of the Board

Karl M. Stockbridge
Executive Vice President