Form 10-Q
period 1997-03-29
FOR BETTER LIVING INC
filed 1997-05-13
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 29, 1997

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


                                 (916) 823-9600
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 12, 1997:

                 Common Stock, $.05 par value - 877,816 shares.

                                     1 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX





Part I.  Financial Information                                          Page No.
                                                                        --------

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets, March 29, 1997, and             3
      December 28, 1996

      Condensed Consolidated Statements of Operations for the                4
      Three Months Ended  March 29, 1997 and March 30, 1996

      Condensed Consolidated Statements of Cash Flows for the                5
      Three Months Ended March 29, 1997 and March 30, 1996

      Notes to Condensed Consolidated Financial Statements                   6


  Item 2.  Management's Discussion and Analysis of Financial                 7
           Condition and Results of Operations


Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                  8


                                     2 of 9



                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                     March 29,          December 28,
                                                                                                       1997                 1996
                                                                                                   ------------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                        $    861,000        $  1,518,000
  Accounts receivable - trade (less allowance for doubtful accounts of $1,273,000
    and $847,000 at March 29, 1997 and December 28, 1996 , respectfully)                             15,281,000          17,259,000
  Inventories                                                                                        11,665,000           9,978,000
  Deferred income taxes                                                                               1,873,000           1,873,000
  Other                                                                                               2,307,000           2,483,000
                                                                                                   ------------        ------------
    Total current assets                                                                           $ 31,987,000        $ 33,111,000
                                                                                                   ------------        ------------
PROPERTY:
 Property at cost                                                                                    41,101,000          40,379,000
  Less accumulated depreciation and amortization                                                    (29,666,000)        (29,271,000)
                                                                                                   ------------        ------------
    Property - net                                                                                   11,435,000          11,108,000
                                                                                                   ------------        ------------
AVAILABLE-FOR-SALE SECURITIES                                                                           163,000             164,000
                                                                                                   ------------        ------------
OTHER ASSETS                                                                                          2,678,000           2,633,000
                                                                                                   ------------        ------------
    TOTAL                                                                                          $ 46,263,000        $ 47,016,000
                                                                                                   ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations                                  $  1,610,000        $  1,624,000
  Accounts payable - trade                                                                            5,741,000           4,647,000
  Accrued salaries and wages                                                                          1,684,000           2,976,000
  Deferred income                                                                                     2,124,000           2,009,000
  Other                                                                                               2,600,000           2,273,000
                                                                                                   ------------        ------------
    Total current liabilities                                                                        13,759,000          13,529,000
                                                                                                   ------------        ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                         16,064,000          15,565,000
                                                                                                   ------------        ------------
OTHER LIABILITIES (primarily deferred compensation)                                                     646,000             893,000
                                                                                                   ------------        ------------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $1.00 per share (authorized, 150,000 shares;
    outstanding, none)
  Common stock - par value $.05 per share (authorized, 2,500,000
    shares; outstanding, 877,816 shares)                                                                 44,000              44,000
  Additional paid-in capital                                                                          1,083,000           1,083,000
  Unrealized net gains and losses on available-for-sale securities                                       32,000              33,000
  Retained earnings                                                                                  14,635,000          15,869,000
                                                                                                   ------------        ------------
    Total stockholders' equity                                                                       15,794,000          17,029,000
                                                                                                   ------------        ------------

    TOTAL                                                                                          $ 46,263,000        $ 47,016,000
                                                                                                   ============        =============

 See the accompanying notes to condensed consolidated financial statements.

                                     3 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three Months Ended
                                                    ----------------------------
                                                      March 29,      March 30,
                                                        1997           1996
                                                    ------------    ------------
NET REVENUES                                        $ 21,561,000    $ 25,465,000
                                                    ------------    ------------

COST AND EXPENSES:
  Cost of sales                                       14,409,000      16,750,000
  Selling, general and administrative expenses         8,799,000       7,529,000
  Interest expense                                       414,000         376,000
                                                    ------------    ------------
Total cost and expenses                               23,622,000      24,655,000
                                                    ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES              (2,061,000)        810,000

PROVISION (BENEFIT) FOR TAXES                           (826,000)        325,000
                                                    ------------    ------------
NET INCOME (LOSS)                                   $ (1,235,000)   $    485,000
                                                    ============    ============

NET INCOME (LOSS)  PER COMMON SHARE:                $      (1.41)   $       0.55
                                                    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                               877,816         877,816
                                                    ============    ============

CASH DIVIDENDS PER COMMON SHARE                     $       0.00    $       0.00
                                                    ============    ============



See the accompanying notes to condensed consolidated financial statements.

                                     4 of 9

                   FOR BETTER LIVING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         Three Months Ended
                                                                                                   --------------------------------
                                                                                                      March 29,        March 30,
                                                                                                       1997               1996
                                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                $(1,235,000)         $   485,000
  Depreciation, depletion and amortization                                                             447,000              450,000
  Other                                                                                                394,000           (2,441,000)
                                                                                                   -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                                                              $  (394,000)         $(1,506,000)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                                                               (739,000)            (696,000)
  Purchases of available-for-sale securities                                                                               (373,000)
  Proceeds from the sale of property and available-for-sale securities                                    --              2,116,000
                                                                                                   -----------          -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                   (739,000)           1,047,000
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                                   742,000              104,000
  Payment of long-term debt and capital lease obligations                                             (266,000)            (370,000)
                                                                                                   -----------          -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                    476,000             (266,000)
                                                                                                   -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (657,000)            (725,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,518,000            1,528,000
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $   861,000          $   803,000
                                                                                                   ===========          ===========
CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
  Interest                                                                                         $   366,000          $   326,000
                                                                                                   ===========          ===========
  Income taxes paid (refunded)                                                                     $         0          ($   39,000)
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

3.   Inventories consist of the following:

                                  March 29,       December 28,
                                    1997              1996
                                  --------        ------------

         Finished Products        $7,089,000       $6,585,000
         Work-in-process             386,000          398,000
         Raw Materials and
           supplies                4,190,000        2,995,000
                                  ----------       ----------
         Total Inventories       $11,665,000       $  978,000
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

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $556,000 through the first quarter of 1997. The Company's management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial statements.


5. The Company was not in compliance with all covenants of the Term Loan at the end of the first quarter. The Company has received a commitment from the lender of the Term Loan to refinance the remaining balance of the Term Loan and to extend additional debt. The lender has further proposed that all loan covenants be removed. The Company anticipates that it will accept the lender's proposal, or secure more favorable financing, during the current fiscal year. Accordingly, the Company has classified its Term Loan in accordance with the terms of the expected refinancing.

                                     6 of 9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital Requirements

         Over the first three months of 1997 $394,000 of cash was used by operations. Cash generated from financing activities included $742,000 borrowed on the Company's line of credit. These funds were used to support cash used by operations, $739,000 of capital expenditures and $266,000 of debt payments.

         The Company's management believes that its liquidity position at March 29, 1997, together with funds anticipated to be generated from its operations and available under its Revolver will provide sufficient cash resources to finance its operating activities. The Company is actively pursuing the refinance of both its equipment and line of credit facilities and has already received preliminary proposals from several lenders. The Company anticipates the refinancing of its debt will be completed in the third quarter of the current year.


Results of Operations

         For Better Living's first quarter earnings before taxes decreased by $2,871,000, or 354%, compared to the same period last year. Net revenues for the period decreased $3,904,000, or 15%, from the comparable period of the prior year. The decrease in earnings before taxes and revenues was due primarily to the absence of two large projects at the Quikset Organization which were present in 1996 and not repeated in 1997, and the continuing investment in Inside Golf Magazine and circulation projects at the Communications Group.

         The Quikset Organization's two large 1996 projects, CPS Primeco and San Antonio City Public Services, did not have selling and marketing costs which are normally present in Quikset's cost structure. Quikset's revenues, while lower for the first quarter of 1997, reflect a more typical mix of Quikset revenues which carry greater selling expense. Accordingly, selling, general and administrative expenses for 1997 are greater than the first quarter of 1996, even though overall revenues declined. The Quikset Organization continues to pursue projects similar to CPS Primeco and San Antonio City Public Services while continuing its growth of revenue from both traditional and new business lines.

         In the first quarter of 1997 the Communications Group continued to increase the level of spending in its new magazine, Inside Golf, and in Bike Magazine in an effort to increase circulation growth and the demand for advertising space. These investments are reflected in higher selling, general and administrative expenses.

         Interest expense increased in 1997 primarily due to an increase in borrowings under the line of credit arrangement from the comparable period of the prior year.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
securities for the three months ended March 29, 1997 and March 30, 1996 were $0 and $12,000, respectively.


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

  (b) There were no reports on Form 8-K filed for the three months ended March 29, 1997.




                                     8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FOR BETTER LIVING, INC.



DATE:      May 12, 1997                        BY: Karl M. Stockbridge
       ---------------------                       -------------------
                                                   Karl M. Stockbridge
                                                   Executive Vice President


                                     9 of 9