Form 10-Q
period 1997-06-28
FOR BETTER LIVING INC
filed 1997-08-12
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 28, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 8, 1997:

                 Common Stock, $.05 par value - 877,816 shares.



                                     1 of 9


                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX





  Part I.  Financial Information                                                           Page No.
                                                                                           --------
  Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets, June 28, 1997, and                        3
              December 28, 1996

              Condensed  Consolidated  Statements  of  Operations  for the Three
              Months  Ended 4 June 28,  1997  and June 29,  1996 and for the Six
              Months Ended June 28, 1997 and June 29, 1996.

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended         5
              June 28, 1997 and June 28, 1996

              Notes to Condensed Consolidated Financial Statements                             6


  Item 2.  Management's Discussion and Analysis of Financial Condition and Results             7
           of Operations


  Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                                    8







                                     2 of 9


                                                    PART I. FINANCIAL INFORMATION
                                                    Item 1. Financial Statements

                                              FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                      June 28,          December 28,
                                                                                                       1997                1996
                                                                                                   ------------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                        $    811,000        $  1,518,000
  Accounts receivable - trade (less allowance for doubtful accounts of $1,135,000
    and $847,000 at June 28, 1997 and December 28, 1996, respectfully)                              17,086,000          17,259,000
  Inventories                                                                                        11,396,000           9,978,000
  Deferred income taxes                                                                               1,873,000           1,873,000
  Other                                                                                               3,077,000           2,483,000
                                                                                                   ------------        ------------
    Total current assets                                                                           $ 34,243,000        $ 33,111,000
                                                                                                   ------------        ------------
PROPERTY:
 Property at cost                                                                                    41,675,000          40,379,000
  Less accumulated depreciation and amortization                                                    (29,378,000)        (29,271,000)
                                                                                                   ------------        ------------
    Property - net                                                                                   12,297,000          11,108,000
                                                                                                   ------------        ------------
AVAILABLE-FOR-SALE SECURITIES                                                                              --               164,000
                                                                                                   ------------        ------------
OTHER ASSETS                                                                                          2,664,000           2,633,000
                                                                                                   ------------        ------------
    TOTAL                                                                                          $ 49,204,000        $ 47,016,000
                                                                                                   ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                                                                  $    250,000        $         --
  Current portion of long-term debt and capital lease obligations                                     1,621,000           1,624,000
  Accounts payable - trade                                                                            7,911,000           4,647,000
  Accrued salaries and wages                                                                          1,851,000           2,976,000
  Deferred income                                                                                     2,349,000           2,009,000
  Other                                                                                               2,241,000           2,273,000
                                                                                                   ------------        ------------
    Total current liabilities                                                                        16,223,000          13,529,000
                                                                                                   ------------        ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                         16,429,000          15,565,000
                                                                                                   ------------        ------------
OTHER LIABILITIES (primarily deferred compensation)                                                     791,000             893,000
                                                                                                   ------------        ------------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $1.00 per share (authorized, 150,000 shares;
    outstanding, none)
  Common stock - par value $.05 per share (authorized, 2,500,000
    shares; outstanding, 877,816 shares)                                                                 44,000              44,000
  Additional paid-in capital                                                                          1,083,000           1,083,000
  Unrealized net gains and losses on available-for-sale securities                                         --                33,000
  Retained earnings                                                                                  14,634,000          15,869,000
                                                                                                   ------------        ------------
    Total stockholders' equity                                                                       15,761,000          17,029,000
                                                                                                   ------------        ------------

    TOTAL                                                                                          $ 49,204,000        $ 47,016,000
                                                                                                   ============        ============


See the accompanying notes to condensed consolidated financial statements.


                                                               3 of 9


                                              FOR BETTER LIVING, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       Three Months Ended                    Six Months Ended
                                                                ------------------------------       -------------------------------
                                                                  June 28,           June 29,           June 28,           June 29,
                                                                    1997              1996               1997               1996
                                                                ------------      ------------       ------------       ------------
NET REVENUES                                                    $ 26,082,000      $ 21,846,000       $ 47,643,000       $ 47,311,000
                                                                ------------      ------------       ------------       ------------

COST AND EXPENSES:
  Cost of sales                                                   16,842,000        14,230,000         31,251,000         30,981,000
  Selling, general and administrative expenses                     8,631,000         7,403,000         17,430,000         14,932,000
  Interest expense                                                   469,000           389,000            883,000            765,000
                                                                ------------      ------------       ------------       ------------

Total cost and expenses                                           25,942,000        22,022,000         49,564,000         46,678,000
                                                                ------------      ------------       ------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR TAXES                             140,000          (176,000)        (1,921,000)           633,000

PROVISION (BENEFIT) FOR TAXES                                         53,000           (71,000)          (773,000)           254,000
                                                                ------------      ------------       ------------       ------------

NET INCOME (LOSS)                                               $     87,000      $   (105,000)      $ (1,148,000)      $    379,000
                                                                ============      ============       ============       ============

NET INCOME (LOSS)  PER COMMON SHARE:                            $       0.10      $      (0.12)      $      (1.31)      $       0.43
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

                                     4 of 9


                                              FOR BETTER LIVING, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                            Six Months Ended
                                                                                                   ---------------------------------
                                                                                                     June 28,             June 29,
                                                                                                       1997                 1996
                                                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                                $(1,148,000)         $   379,000
  Depreciation, depletion and amortization                                                             972,000              818,000
  Other                                                                                                380,000           (3,429,000)
                                                                                                   -----------          -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                $   204,000          $(2,232,000)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property                                                                             (2,062,000)          (1,109,000)
  Purchases of available-for-sale securities                                                              --               (373,000)
  Proceeds from the sale of property and available-for-sale securities                                 175,000            2,042,000
                                                                                                   -----------          -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                 (1,887,000)             560,000
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                                 1,416,000            2,905,000
  Proceeds from short-term borrowings                                                                  250,000                 --
  Payment of long-term debt and capital lease obligations                                             (602,000)            (686,000)
  Dividends paid                                                                                       (88,000)             (88,000)
                                                                                                   -----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                              976,000            2,131,000
                                                                                                   -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (707,000)             459,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     1,518,000            1,528,000
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $   811,000          $ 1,987,000
                                                                                                   ===========          ===========

CASH PAID DURING THE PERIOD FOR THE FOLLOWING:
  Interest                                                                                         $   765,000          $   649,000
                                                                                                   ===========          ===========

  Income taxes                                                                                     $    65,000          $    69,000
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


3.   Inventories consist of the following:


                                          March 29,          December 28,
                                            1997                 1996
                                        ------------         ------------

     Finished Products                  $  6,544,000         $  6,585,000
     Work-in-process                         408,000              398,000
     Raw Materials and supplies            4,445,000            2,995,000
                                        ------------         ------------

     Total Inventories                  $ 11,397,000         $  9,978,000
                                        ============         ============


4. The Company received, in prior periods, notices of proposed assessments from the California Franchise Tax Board ("CFTB") relating to its 1978-1981 tax years. The principal issue raised in these notices was whether the Company's oil and gas operations were part of a unitary business with the other operations of the Company. The CFTB has taken the position that the oil and gas operations were not unitary with these other operations and, therefore, has disallowed for California income tax purposes losses arising from oil and gas operations. The Company paid the assessed taxes of $379,000 and associated interest of $946,000 in 1992. The Company prevailed at the California Court of Appeal and the State informed the Company that it has no intention of petitioning the California Supreme Court to review the decision of the Court of Appeal. Accordingly, the Superior Court ruling is now a judgment in favor of the Company for approximately $2 million of returned taxes and accrued interest. This event is not reflected in the second quarter financial statements as the judgment became final in July.

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $577,000 through the second quarter of 1997. In light of the ruling in the 1978 through 1981 tax years the Company believes that these assessments will be dismissed.


5. The Company was not in compliance with all covenants of the Term Loan at the end of the second quarter. The Company has accepted a proposal from its lender which will replace the Company's existing Term Loan and Revolver with new term debt, a revolving line of credit and real


                                     6 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     estate secured loans ("The Quikset Loans"). The Quikset Loans will be secured entirely by assets of The Quikset Organization. Accordingly, the Company has classified its Term Loan in accordance with the terms of the expected refinancing.

6. In July 1997 the Company entered into an escrow agreement to purchase the approximately 43 acre site of the Quikset - Associated Concrete Products Santa Ana plant for $3.8 million. The Company intends to finance the purchase through a new loan agreement using the site as collateral. The Company intends to continue to operate the Quikset manufacturing facility at current capacity and will evaluate options for any land surplus to its concrete manufacturing needs.



           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Requirements

         Over the first six months of 1997 $204,000 of cash was provided by operations. Cash generated from financing and investment activities included $1,416,000 borrowed on the Company's line of credit, $250,000 of short-term borrowings and $175,000 from the sale of property and available for sale securities. These funds were used to support $2,062,000 of capital expenditures, $602,000 of debt payments, and $88,000 of dividend payments.

         The Company's management believes that its liquidity position at June 28, 1997, together with funds anticipated to be generated from its operations and available under its proposed line of credit will provide sufficient cash resources to finance its operating activities. As state in Note 5., the Company has accepted a proposal from its current lender to refinance both its equipment and line of credit facilities. The Company anticipates the refinancing of its debt will be completed in the third quarter of the current year.


Results of Operations

         For Better Living's net revenues for the six months ended June 28, 1997 increased $332,000, or .7%, compared to the same period last year. Second quarter revenues increased $4,236,000, or 19%. The increase in year to date revenues was primarily due to growth in advertising and newsstand revenues at the Communications Group, partially offset by a decrease in revenues at The Quikset Organization. The increase in revenues for the second quarter was largely due to increased demand at The Quikset Organization's California concrete operations and its plastics operations and continued growth in advertising and newsstand revenues at the Communications Group.

         For the six months ended June 28, 1997, For Better Living's income before taxes decreased $2,554,000, or 403%, compared to the same period last year. Second quarter earnings before taxes increased $316,000, or 180%, compared to the same period last year. The decrease in year to date earnings before taxes was due primarily to a shortfall in revenues compared to 1996 for The Quikset Organization and to increased selling, general and administrative expenses at both The Quikset Organization and the Communications Group. The Quikset Organization increased its selling, general and administrative expenses to support continued growth in its revenue base. The Communications Group


                                     7 of 9

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




continued to increase the level of spending in its new magazine, Inside Golf, and in Bike Magazine in an effort to increase circulation growth and the demand for advertising space. These investments are reflected in higher selling, general and administrative expenses. Increased demand at The Quikset Organization's California concrete operations and its plastics operations was the primary contributor to the earnings growth of the second quarter.

         Interest expense increased in 1997 primarily due to an increase in borrowings under the line of credit arrangement from the comparable period of the prior year.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
securities for the six months ended June 28, 1997 and June 29, 1996 were $52,000 and $12,000, respectively.





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

(b) There were no reports on Form 8-K filed for the three months ended June 28, 1997.






                                     8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FOR BETTER LIVING, INC.



DATE:    August 8, 1997                       BY: Karl M. Stockbridge
       ---------------------                      -------------------
                                                     Karl M. Stockbridge
                                                     Executive Vice President








                                     9 of 9