Form 10-Q
period 1997-09-27
FOR BETTER LIVING INC
filed 1997-11-12
CIK 37946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 27, 1997

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 7, 1997:

                 Common Stock, $.05 par value - 877,616 shares.



                                     1 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      INDEX





Part I.  Financial Information                                          Page No.

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets, September 27, 1997, and        3
         December 28, 1996

         Condensed  Consolidated  Statements  of  Operations  for the Three    4
         Months Ended September 27, 1997 and September 28, 1996 and for the Nine Months Ended
         September 27, 1997 and September 28, 1996

         Condensed Consolidated Statements of Cash Flows for the Nine          5
         Months Ended September 27, 1997 and September 28, 1996

         Notes to Condensed Consolidated Financial Statements                  6


 Item 2. Management's Discussion and Analysis of Financial Condition and       7
         Results of Operations


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                                     8



                                     2 of 9

                                          PART I. FINANCIAL INFORMATION
                                           Item 1. Financial Statements

                                     FOR BETTER LIVING, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 27,   December 28,
                                                                                         1997          1996
                                                                                    ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  3,742,000    $  1,518,000
  Accounts receivable - trade (less allowance for doubtful accounts of $1,102,000
    and $847,000 at September 27, 1997 and December 28, 1996 , respectfully)          18,173,000      17,259,000
  Inventories                                                                         11,810,000       9,978,000
  Deferred income taxes                                                                1,480,000       1,873,000
  Other                                                                                3,353,000       2,483,000
                                                                                    ------------    ------------
    Total current assets                                                              38,558,000      33,111,000
                                                                                    ------------    ------------
PROPERTY:
 Property at cost                                                                     46,198,000      40,379,000
  Less accumulated depreciation and amortization                                     (29,289,000)    (29,271,000)
                                                                                    ------------    ------------
    Property - net                                                                    16,909,000      11,108,000
                                                                                    ------------    ------------
AVAILABLE-FOR-SALE SECURITIES                                                               --           164,000
                                                                                    ------------    ------------
OTHER ASSETS                                                                           3,017,000       2,633,000
                                                                                    ------------    ------------
    TOTAL                                                                           $ 58,484,000    $ 47,016,000
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease obligations                   $  1,876,000    $  1,624,000
  Accounts payable - trade                                                             5,033,000       4,647,000
  Accrued salaries and wages                                                           2,188,000       2,976,000
  Deferred income                                                                      2,251,000       2,009,000
  Other                                                                                3,045,000       2,273,000
                                                                                    ------------    ------------
     Total current liabilities                                                        14,393,000      13,529,000
                                                                                    ------------    ------------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                          26,756,000      15,565,000
                                                                                    ------------    ------------
OTHER LIABILITIES (primarily deferred compensation)                                      786,000         893,000
                                                                                    ------------    ------------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $1.00 per share (authorized, 150,000 shares;
    outstanding, none)
  Common stock - par value $.05 per share (authorized, 2,500,000
    shares; outstanding, 877,616 shares)                                                  44,000          44,000
  Additional paid-in capital                                                           1,083,000       1,083,000
  Treasury stock, at cost, 200 shares                                                     (3,000)           --
  Unrealized net gains and losses on available-for-sale securities                          --            33,000
  Retained earnings                                                                   15,425,000      15,869,000
                                                                                    ------------    ------------
    Total stockholders' equity                                                        16,549,000      17,029,000
                                                                                    ------------    ------------
    TOTAL                                                                           $ 58,484,000    $ 47,016,000
                                                                                    ============    ============

 See the accompanying notes to condensed consolidated financial statements.


                                                     3 of 9

                                        FOR BETTER LIVING, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended              Nine Months Ended
                                                 --------------------------    ----------------------------
                                                 September 27, September 28,   September 27,   September 28,

                                                     1997            1996           1997           1996
                                                ------------     ------------  ------------    ------------
NET REVENUES                                     $ 28,316,000   $ 24,126,000   $ 75,959,000    $ 71,437,000
                                                 ------------   ------------   ------------    ------------
COST AND EXPENSES:
  Cost of sales                                    18,801,000     15,646,000     50,052,000      46,627,000
  Selling, general and administrative expenses      9,244,000      7,927,000     26,674,000      22,859,000
  Interest expense                                    589,000        396,000      1,472,000       1,161,000
                                                 ------------   ------------   ------------    ------------
Total cost and expenses                            28,634,000     23,969,000     78,198,000      70,647,000
                                                 ------------   ------------   ------------    ------------

OTHER INCOME                                        1,643,000           --        1,643,000            --
                                                 ------------   ------------   ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR TAXES            1,325,000        157,000       (596,000)        790,000

PROVISION (BENEFIT) FOR TAXES                         534,000         63,000       (239,000)        317,000
                                                 ------------   ------------   ------------    ------------
NET INCOME (LOSS)                                $    791,000   $     94,000   $   (357,000)   $    473,000
                                                 ============   ============   ============    ============

NET INCOME (LOSS)  PER COMMON SHARE:             $       0.90   $       0.11   $      (0.41)   $       0.54
                                                 ------------   ------------   ------------    ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            877,749        877,816        877,794         877,816
                                                 ============   ============   ============    ============

CASH DIVIDENDS PER COMMON SHARE                  $       0.00   $       0.00   $       0.10    $       0.10
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


                                                         4 of 9

                                       FOR BETTER LIVING, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended
                                                                         -----------------------------
                                                                         September 27,   September 28,
                                                                              1997            1996
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                      $   (357,000)        473,000
   Depreciation, depletion and amortization                                  1,406,000       1,223,000
   Other                                                                    (3,197,000)     (5,110,000)

NET CASH USED IN OPERATING ACTIVITIES                                     $ (2,148,000)   $ (3,414,000)
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property                                                    (7,108,000)     (1,917,000)
   Purchases of available-for-sale securities                                     --          (373,000)
   Proceeds from the sale of property and available-for-sale securities        175,000       3,714,000
                                                                          ------------    ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (6,933,000)      1,424,000
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                       12,086,000       3,071,000
   Proceeds from short-term borrowings                                         250,000            --
   Payment of long-term debt and capital lease obligations                    (940,000)     (1,219,000)
   Dividends paid                                                              (88,000)        (88,000)
   Purchase of treasury shares                                                  (3,000)           --
                                                                          ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                            11,305,000       1,764,000
                                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,224,000        (226,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,518,000       1,528,000
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   3,742,000       1,302,000
                                                                          ============    ============
 CASH PAID (REFUNDED) DURING THE PERIOD FOR THE FOLLOWING:
   Interest                                                               $  1,378,000    $  1,028,000
                                                                          ============    ============

   Income taxes                                                          ($    326,000)   $     46,000
                                                                          ============    ============

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


2. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


3.       Inventories consist of the following:

                                          September 27,       December 28,
                                             1997                1996
                                        ----------------    ----------------
         Finished Products              $   6,585,000       $   6,550,000
         Work-in-process                      346,000             398,000
         Raw Materials and supplies         4,914,000           2,995,000
                                        ----------------    ----------------
         Total Inventories              $   9,978,000       $  11,810,000
                                        ================    ================



         3. The Company received, in prior periods, notices of proposed assessments from the California Franchise Tax Board ("CFTB") relating to its 1978-1981 tax years. The Company paid the assessed taxes of $379,000 and associated interest of $946,000 in 1992. The Company prevailed at the California Court of Appeal and received a $2,036,000 return of tax and interest in September 1997, recognizing $1,643,000 as other income and the remainder as an adjustment to its tax provision.

         Deductions similar to those disallowed by the CFTB for the 1978-1981 tax years were also taken by the Company in its subsequent tax years. The CFTB has recently examined those subsequent periods and, as a result of its examination, has issued a notice of proposed assessment of additional taxes for tax years 1982-1987. The proposed assessment is for $272,000 in additional taxes which would result in associated interest expense of approximately $599,000 through the third quarter of 1997. In light of the ruling in the 1978 through 1981 tax years the Company believes that these assessments will be dismissed.

5. In August 1997 the Company amended its loan and security agreement with its lender to provide for: (i) a seven-year term loan in the principal amount of $6,000,000 used to finance equipment and repay existing debt,
     (ii) a five-year revolving credit facility in an amount up to $30,000,000 used to refinance the Company's previously existing credit facility and to provide working capital, (iii) an eight-year real property term facility in an amount up to $4,500,000, and (iv) a five-year capital expenditure facility not to exceed $3,000,000 (collectively, the "Quikset Loans").

         The Quikset Loans provide $30,000,000 maximum credit availability, bear interest at rates equal to the prime rate plus .25% to prime plus 1.00% and are secured entirely by assets of The Quikset Organization.


                                     6 of 9

                    FOR BETTER LIVING, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6. In September 1997 the Company purchased the approximately 43 acre site of the Quikset Associated Concrete Products Santa Ana plant for $3.8 million plus costs. The Company financed the purchase through a new loan agreement using the site as collateral. The Company intends to continue to operate the Quikset manufacturing facility at current capacity and will evaluate options for any land surplus to its concrete manufacturing needs.



            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Requirements

     Over the first nine months of 1997 $2,148,000 of cash was used by operations. Cash generated from financing and investment activities included $7,586,000 proceeds from the Quikset Loans, $4,500,000 mortgage proceeds, $250,000 of short-term borrowings and $175,000 from the sale of property and available for sale securities. These funds were used to support cash used by operations, $7,108,000 of capital expenditures, $940,000 of debt payments, and $88,000 of dividend payments.

     The Company's management believes that its liquidity position at September 27, 1997, together with funds anticipated to be generated from its operations and available under its revolving credit, real estate term and equipment financing facilities will provide sufficient cash resources to finance its operating activities.


Results of Operations

     For Better Living's net revenues for the nine months ended September 27, 1997 increased $4,522,000, or 6.3%, compared to the same period last year. Third quarter revenues increased $4,190,000, or 17.4%. The increase in year to date and third quarter revenues was largely due to increased demand at The Quikset Organization's California concrete operations and its plastics operations and continued growth in advertising and newsstand revenues at the Communications Group.

        For the nine months ended September 27, 1997, For Better Living's income before taxes decreased $1,386,000, or 175.4%, compared to the same period last year. Third quarter earnings before taxes increased $1,168,000 or 743.9%, compared to the same period last year. The decrease in year to date earnings before taxes was due primarily to increased selling, general and administrative expenses at both The Quikset Organization and the Communications Group. The Quikset Organization increased its selling, general and administrative expenses to support continued growth in its revenue base. The Communications Group continued to increase the level of spending in its new magazine, Inside Golf, and in Bike Magazine in an effort to increase circulation growth and the demand for advertising space. These investments are reflected in higher selling, general and administrative expenses. Settlement of the dispute with the California Franchise Tax Board in September 1997 resulted in other income of $1,643,000 and was the primary contributor to the earnings growth of the third quarter.

          The Communications Group decided, in October 1997, to suspend publication of its new magazine, Inside Golf.



                                     7 of 9

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         Interest expense increased in 1997 primarily due to an increase in borrowings under the line of credit arrangement from the comparable period of the prior year.

         Net  gains   recognized  on  the   disposition  of   available-for-sale
     securities for the nine months ended September 27, 1997 and September 28, 1996 were $52,000 and $318,000, respectively.





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

      3.1    Certificate of Incorporation.  Incorporated by reference to Exhibit
             3.1 of the Registrant's Amended Form 10-K for the year ended December 30, 1995.

      3.2 By-Laws of the Registrant. Incorporated by reference to Exhibit 3.2 of the Registrant's Amended Form 10-K for the year ended December 30, 1995.

      10 Amended and Restated Loan and Security Agreement with the CIT Group/Credit Finance, dated August 14, 1997.

      27     Financial Data Schedule

  (b) There were no reports on Form 8-K filed for the three months ended September 27, 1997.



                                     8 of 9

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FOR BETTER LIVING, INC.



DATE:    November 7, 1997                        BY: Karl M. Stockbridge
       -----------------------                       -------------------
                                                     Karl M. Stockbridge
                                                     Executive Vice President



                                     9 of 9